Form 10-Q
period 1994-09-30
BALCOR EQUITY PENSION INVESTORS III
filed 1994-11-09
CIK 768605

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-14348
                       -------


                    BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Illinois                                      36-3354308
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                     BALCOR EQUITY PENSION INVESTORS-III
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                  September 30, 1994 and December 31, 1993
                                 (Unaudited)


                                    ASSETS

                                                     1994             1993
                                                --------------  ---------------
Cash and cash equivalents                       $  10,099,510   $    8,268,552
Accounts and accrued interest receivable            2,493,352        2,295,269
Prepaid expenses, principally real
  estate taxes                                        407,903          470,925
Deferred expenses, net of accumulated
  amortization of $220,531 in 1994 and
  $166,172 in 1993                                    295,760          321,303
                                                --------------  ---------------
                                                   13,296,525       11,356,049
                                                --------------  ---------------

Investment in real estate:
  Land                                             14,394,281       14,394,281
  Buildings and improvements                       80,854,187       80,708,913
                                                --------------  ---------------
                                                   95,248,468       95,103,194
  Less accumulated depreciation                    25,534,214       23,287,761
                                                --------------  ---------------
Investment in real estate, net of
  accumulated depreciation                         69,714,254       71,815,433
                                                --------------  ---------------
Investment in joint ventures with affiliates       23,444,037       24,028,711
                                                --------------  ---------------
                                                $ 106,454,816   $  107,200,193
                                                ==============  ===============



                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                $     538,855   $      417,717
Due to affiliates                                     183,543           91,550
Accrued liabilities, principally
  real estate taxes                                   458,005          510,527
Security deposits                                     290,767          293,309
                                                --------------  ---------------
    Total liabilities                               1,471,170        1,313,103

Partners' capital (683,204 Limited Partnership
  Interests issued and outstanding)               104,983,646      105,887,090
                                                --------------  ---------------
                                                $ 106,454,816   $  107,200,193
                                                ==============  ===============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-III
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
            for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)

                                                     1994             1993
                                                --------------   --------------
Income:
  Rental                                        $   9,425,075    $   9,311,460
  Service                                           2,043,459        2,157,766
  Participation in income of joint
    ventures with affiliates                        1,195,507          675,785
  Interest on short-term investments                  269,911          193,787
                                                --------------   --------------
      Total income                                 12,933,952       12,338,798
                                                --------------   --------------

Expenses:
  Depreciation                                      2,246,453        2,249,647
  Amortization of deferred expenses                    54,359           47,745
  Property operating                                4,008,234        3,901,573
  Real estate taxes                                 1,290,806        1,395,294
  Property management fees                            519,991          517,599
  Administrative                                      506,319          511,304
                                                --------------   --------------
      Total expenses                                8,626,162        8,623,162
                                                --------------   --------------
Income before seller's participation
  in joint venture                                  4,307,790        3,715,636
Seller's participation in income from
  joint venture                                                        (37,237)
                                                --------------   --------------
Net income                                      $   4,307,790    $   3,678,399
                                                ==============   ==============
Net income allocated to General Partner         $     673,373    $     609,736
                                                ==============   ==============
Net income allocated to Limited Partners        $   3,634,417    $   3,068,663
                                                ==============   ==============
Net income per Limited Partnership Interest
  (683,204 issued and outstanding)              $        5.32    $        4.49
                                                ==============   ==============
Distributions to General Partner                $     521,124    $     570,352
                                                ==============   ==============
Distributions to Limited Partners               $   4,690,110    $   5,133,164
                                                ==============   ==============
Distributions per Limited Partnership Interest:

    Taxable                                     $        5.25    $        5.75
                                                ==============   ==============
    Tax-exempt                                  $        6.99    $        7.65
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-III
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1994 and 1993
                                 (Unaudited)

                                                     1994             1993
                                                --------------   --------------
Income:
  Rental                                        $   3,181,730    $   3,141,936
  Service                                             698,109          709,446
  Participation in income (loss) of joint
    ventures with affiliates                          267,121          (39,949)
  Interest on short-term investments                  112,270           66,087
                                                --------------   --------------
      Total income                                  4,259,230        3,877,520
                                                --------------   --------------

Expenses:
  Depreciation                                        754,276          749,881
  Amortization of deferred expenses                    18,383           15,915
  Property operating                                1,463,785        1,528,370
  Real estate taxes                                   431,929          456,951
  Property management fees                            176,714          182,644
  Administrative                                      195,708          152,865
                                                --------------   --------------
      Total expenses                                3,040,795        3,086,626
                                                --------------   --------------
Net income                                      $   1,218,435    $     790,894
                                                ==============   ==============
Net income allocated to General Partner         $     203,413    $     159,721
                                                ==============   ==============
Net income allocated to Limited Partners        $   1,015,022    $     631,173
                                                ==============   ==============
Net income per Limited Partnership Interest
  (683,204 issued and outstanding)              $        1.49    $        0.92
                                                ==============   ==============
Distribution to General Partner                 $     173,708    $     173,708
                                                ==============   ==============
Distribution to Limited Partners                $   1,563,370    $   1,563,370
                                                ==============   ==============
Distribution per Limited Partnership Interest:

  Taxable                                       $        1.75    $        1.75
                                                ==============   ==============
  Tax-exempt                                    $        2.33    $        2.33
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-III
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)

                                                     1994             1993
                                                --------------   --------------
Operating activities:
  Net income                                    $   4,307,790    $   3,678,399
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Seller's participation in income from
        joint venture                                                   37,237
      Participation in income of joint
        ventures with affiliates                   (1,195,507)        (675,785)
      Depreciation of properties                    2,246,453        2,249,647
      Amortization of deferred expenses                54,359           47,745
      Net change in:
        Accounts and accrued interest
          receivable                                 (198,083)      (1,045,210)
        Prepaid expenses                               63,022          167,673
        Accounts payable                              121,138          (59,216)
        Due to affiliates                              91,993           16,250
        Accrued liabilities                           (52,522)        (132,703)
        Security deposits                              (2,542)           1,654
                                                --------------   --------------
  Net cash provided by operating activities         5,436,101        4,285,691
                                                --------------   --------------
Investing activities:
  Capital contribution to joint venture
    with an affiliate                                 (26,096)
  Distributions from joint ventures with
    affiliates                                      1,806,277        1,383,836
  Improvements to property                           (145,274)
                                                --------------   --------------
  Net cash provided by investing activities         1,634,907        1,383,836
                                                --------------   --------------
Financing activities:
  Distributions to Limited Partners                (4,690,110)      (5,133,164)
  Distributions to General Partner                   (521,124)        (570,352)
  Distribution to joint venture
    partner - seller                                                   (37,237)
  Payment of deferred expenses                        (28,816)
                                                --------------   --------------
  Cash used in financing activities                (5,240,050)      (5,740,753)
                                                --------------   --------------

Net change in cash and cash equivalents             1,830,958          (71,226)
Cash and cash equivalents at beginning
  of period                                         8,268,552        8,665,131
                                                --------------   --------------
Cash and cash equivalents at end of period      $  10,099,510    $   8,593,905
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:


                                             Paid
                                     --------------------
                                     Nine Months  Quarter     Payable
                                     ----------- --------    ---------

    Property management fees           $372,501  $130,796      $42,712
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       54,714    38,381       30,084
        Data processing                  14,574    14,574       53,094
        Investment processing             6,699     4,699        1,557
        Investor communications           8,659     6,074        6,047
        Legal                            11,863     8,321       11,583
        Portfolio management             46,472    32,509       34,468
        Other                             9,716     6,815        3,998

3. Subsequent Event:

In October 1994, the Partnership made a distribution from Net Cash Receipts of $1,563,370 ($1.75 per Taxable Interest and $2.33 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the third quarter of 1994.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-III A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $170,801,000 through the sale of Limited Partnership Interests. The Partnership funded four first mortgage loans, two of which were jointly funded by affiliates, and acquired five real property investments plus a minority joint venture interest in another real property investment. The Partnership subsequently acquired minority joint venture interests in the Westech 360 office buildings and the Perimeter 400 Office Center in lieu of its participation in the loans collateralized by these properties and received title to Ammendale Technology Park - Phase II and Green Trails Apartments through foreclosure. The Partnership currently owns seven properties and minority joint venture interests in three properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

Primarily as a result of improved operations at the Perimeter 400 Office Center, in which the Partnership holds a minority joint venture interest, net income increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- ---------------------

Due to higher average cash balances and higher interest rates earned on short-term investments, interest income on short-term investments increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Improved operations at the Perimeter 400 Office Center resulting from significant leasing activity in 1993 caused participation in income of joint ventures with affiliates to increase during the nine months ended September 30, 1994 as compared to the same period in 1993 and caused participation in income for the quarter ended September 30, 1994 as compared to participation in loss for the same period in 1993. These improvements were partially offset by costs incurred due to an increase in leasing activity at the Westech 360 office buildings.

As a result of higher bad debt expense at the Arborland Consumer Mall, property operating expense increased for the nine months ended September 30, 1994 as compared to the same period in 1993. This increase was partially offset for the nine months and completely offset for the quarter by a decrease in maintenance costs at the Green Trails apartment complex, which had extensive exterior painting work completed in 1993.

Primarily as a result of increased accounting and portfolio management fees, administrative expense increased during the quarter ended September 30, 1994 as compared to the same period in 1993.

The seller/joint venture partner of the Arborland Consumer Mall shares in the cash flow of the property after the Partnership receives a preferential distribution. The joint venture has retained a portion of the cash flow generated at the property to fund leasing costs anticipated to be incurred in the near future, and consequently, no distributions have been made to the joint venture partner in 1994. As a result, no seller's participation from the joint venture was recognized for the nine months and quarter ended September 30, 1994.


Liquidity and Capital Resources
- -------------------------------

The cash or near cash position of the Partnership increased from December 31, 1993 to September 30, 1994. The Partnership's cash flow provided by operating activities during the nine months ended September 30, 1994 was generated from the operation of the Partnership's properties and interest income on short-term investments, which was partially offset by administrative expenses. This cash flow, as well as cash flow from investing activities comprised of the Partnership's share of operations from properties owned through joint ventures with affiliates, less property improvements, was utilized primarily for distributions to Limited Partners and the General Partner. The Partnership's cash or near cash position fluctuates during each quarter initially decreasing with the payment of Partnership distributions for the previous quarter and then gradually increasing each month as property operating income is received.
The increase in cash flow during 1994 has been retained while the Partnership analyzes future working capital requirements.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant once it exceeds $250,000 annually or 20% of the property's rental and service income. During the nine months ended September 30, 1994 all seven of the properties owned by the Partnership generated positive cash flow as compared to six of the seven properties during the same period in 1993. The Bingham Farms Office Plaza - Phase IV generated a marginal cash flow deficit during the nine months ended September 30, 1993 as a result of rental concessions given to a major tenant which occupies approximately 73% of the building. This tenant renewed its lease for a six-year term commencing in August 1992; however, market conditions made it necessary to offer significant rental concessions. The lease provided for free rent during the first seven months of 1993 and the first three months of 1994. All three properties in which the Partnership holds minority joint venture interests generated positive cash flow during the nine months ended September 30, 1994 and 1993. During 1993, significant leasing costs were incurred at the Perimeter 400 Office Center to lease vacant space and renew existing tenant leases which were scheduled to expire during 1993. These costs were not included in classifying the cash flow performance of the property since they are non-recurring expenditures. Had these costs been included, the property would have operated at a significant deficit for the nine months ended September 30, 1993. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

In October 1994, the Partnership paid $1,563,370 ($1.75 per Taxable Interest and $2.33 per Tax-exempt Interest) to the holders of Limited Partnership Interests and $130,281 to the General Partner representing the quarterly distributions of available Cash Flow for the third quarter of 1994. The level of these distributions are consistent with the amounts distributed for the first and second quarters of 1994. The Partnership expects to continue making cash distributions from the cash flow generated by property operations less administrative expenses. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

In October 1994, the Partnership paid $43,427 to the General Partner representing its contribution to the Early Investment Incentive Fund for the third quarter of 1994. During the nine months ended September 30, 1994, the General Partner used amounts placed in the Early Investment Incentive Fund to purchase 1,126 Interests from Limited Partners for a total cost of $202,245.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 3 to the Registrant's Registration Statement on Form S-11 dated October 22, 1986 (Registration Statement No. 2-97579) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-14348) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended September 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BALCOR EQUITY PENSION INVESTORS-III
                         A REAL ESTATE LIMITED PARTNERSHIP



                         By: /s/Thomas E. Meador
                             ---------------------------------
                             Thomas E. Meador
                             President and Chief Executive Officer (Principal Executive Officer) of Balcor Equity Partners-III, the General Partner



                         By: /s/Allan Wood
                             -----------------------------------
                             Allan Wood
                             Executive Vice President, and Chief Accounting and Financial Officer (Principal Accounting and Financial Officer) of Balcor Equity Partners-III, the General Partner



Date: November 8, 1994
      ----------------------