Form 10-K
BALCOR EQUITY PENSION INVESTORS III
filed 1995-03-31
CIK 768605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-14348
                       -------

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                      36-3354308
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
----------------

Balcor Equity Pension Investors-III A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1985 under the laws of the State of Illinois. The Registrant raised $170,801,000 from sales of Limited Partnership Interests. The Registrant's operations currently consist of the operation of income-producing real property, and all financial information included in this report relates to this industry segment.

The Registrant originally funded four first mortgage loans, two of which were jointly funded with affiliates, and acquired five real property investments and a minority joint venture interest in another real property investment. Two properties were acquired through foreclosure and the two loans were reclassified to investment in joint ventures with affiliates. The Registrant has seven properties and three investments in joint ventures with affiliates in its portfolio as of December 31, 1994. See Item 2. Properties for additional information.

The commercial real estate industry is beginning to emerge from several years of decline and re-structuring. Office properties have begun to emerge from the effects of overbuilding and corporate downsizing. Effective rents and occupancy levels began to increase nationally in 1994 and some markets are experiencing a shortage of large blocks of contiguous space. With new construction expected to remain at a minimum for 1995, office market conditions are expected to continue their upward performance for the next year.

Retail property performance was buoyed by increasing sales in 1994, reversing the trend from the early 1990's. Interest rate sensitive sectors - automotive, home improvement, and home furnishing related goods - have led the retail industry recovery while other sectors, such as apparel, continue to languish. The outlook for 1995 will depend on the reaction of consumers to rising interest rates. With consumers financing the bulk of their purchases, retail sales levels are particularly sensitive to rising interest rates, which may increase again in 1995 if economic growth continues at its current pace. The emergence of different retailing strategies, such as discount stores, power centers, superstores, catalogs and other forms of home shopping, will continue to challenge the retail property sector.

During 1994, institutionally owned and managed multi-family residential properties in many markets continued to experience favorable operating conditions combined with relatively low levels of new construction. These favorable operating conditions were supported by the strong pattern of national economic growth which contributed to job growth and rising income levels in most local economies. However, some rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

During 1994, the Registrant's seven properties and the three properties in which the Registrant holds minority joint venture interests all generated positive cash flow.

Historically, real estate investments have experienced the same cyclical characteristics affecting most other types of long-term investments. While real estate values have generally risen over time, the cyclical character of real estate investments, together with local, regional and national market conditions, has resulted in periodic devaluations of real estate in particular markets, as has been experienced in the last few years. As a result of these factors, it has become necessary for the Registrant to retain ownership of many of its properties for longer than the holding period for the investments originally described in the Prospectus. The General Partner examines the operations of each property and each local market in conjunction with the

Registrant's long-term dissolution strategy when determining the optimal time to sell each of the Registrant's properties.

The Registrant, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Equity Partners-III, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------
As of December 31, 1994, the Registrant owns the seven properties described below:

Location                      Description of Property
--------                      -----------------------

Prince George's County,       Ammendale Technology Park - Phase II: three
  Maryland                    one-story office buildings containing
                              approximately 109,000 square feet on
                              approximately 16 acres.

Ann Arbor, Michigan        *  Arborland Consumer Mall: a regional enclosed mall
                              containing approximately 348,000 square feet located on approximately 37 acres.

Renton, Washington            Belmont Apartments: a 202-unit apartment complex
                              located on approximately 11 acres.

Bingham Farms, Michigan       Bingham Farms Office Plaza - Phase IV: a 4-story
                              office building containing approximately 145,000 square feet.

Colorado Springs, Colorado    Erindale Centre: a neighborhood shopping center
                              containing approximately 167,000 square feet located on approximately 13 acres.

Lisle, Illinois               Green Trails Apartments: a 440-unit apartment
                              complex located on approximately 21 acres.

Lake Oswego, Oregon           Westlake Meadows Apartments: a 162-unit apartment
                              complex located on approximately 8 acres.

 * Owned by the Registrant through a joint venture with the seller.

The Registrant also holds minority joint venture interests in the 1275 K Street Office Building, Washington, D.C.; the Westech 360 Office Buildings, Austin, Texas; and the Perimeter 400 Center, Fulton County, Georgia.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1994.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital, and Item 7. Liquidity and Capital Resources, below.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 34,082.


Item 6. Selected Financial Data
-------------------------------
                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------
Total income       $16,938,456 $16,634,266 $12,253,384  $8,834,696 $15,604,556
Provision for
  investment
  property
  writedowns              None   2,700,000   6,700,000   3,900,000        None
Income (loss)
  before loss
  on sale of
  property           4,820,354   2,288,740  (5,152,193) (4,879,581)  6,023,061
Net income (loss)    4,820,354   2,288,740  (5,327,305) (4,879,581)  6,023,061
Net income (loss)
  per Limited
  Partnership
  Interest                5.88        2.17       (8.87)      (8.33)       7.35
Total assets       105,268,922 107,200,193 112,597,525 126,679,218 141,830,575
Distributions per
  taxable Limited
  Partnership
  Interest                7.00        7.50        9.25       10.00       10.00
Distributions per
  tax-exempt
  Limited Partner-
  ship Interest           9.32        9.98       12.30       13.32       13.32

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Summary of Operations
---------------------

Balcor Equity Pension Investors-III A Real Estate Limited Partnership (the "Partnership") recognized a provision for investment property writedown on the Ammendale Technology Park-Phase II office building during 1993, which was the primary reason for the increase in net income during 1994 as compared to 1993.

During 1993, operations improved at several of the Partnership's properties. During 1992, the Partnership recognized provisions for investment property writedowns on four properties, including two of the properties in which the Partnership holds minority joint venture interests. The combined effect of these events resulted in net income for the year ended December 31, 1993 as compared to a net loss for the same period in 1992. Further discussion of the Partnership's operations is summarized below.

Operations
----------

1994 Compared to 1993
---------------------

Due to higher average cash balances and higher interest rates earned on short-term investments, interest income on short-term investments increased during 1994 as compared to 1993.

During 1993, the Partnership recognized its share of a provision for loss relating to the Perimeter 400 Center office building. This, together with improved operations at the property resulting from significant leasing activity in 1993, caused participation in income of joint ventures with affiliates to increase during 1994 as compared to 1993. These improvements were partially offset by an increase in leasing activity during 1994 at the Westech 360 office buildings.

As a result of higher lobby, hallway and common area expenditures at the Bingham Farms Office Plaza-Phase IV and increased leasing activity and basement repairs at the Erindale Centre shopping center, maintenance and repairs expense increased during 1994 as compared to 1993. This increase was partially offset by a decrease in maintenance costs at the Green Trails Apartments, which had extensive exterior painting work completed in 1993.

During 1993, the Partnership recognized a provision for investment property writedown on the Ammendale Technology Park-Phase II office building of $2,700,000.

Higher accounting, legal and portfolio management fees were the primary reasons for the increase in administrative expense during 1994 as compared to 1993. This increase was partially offset by a decrease in data processing costs.

The seller/joint venture partner of the Arborland Consumer Mall shares in the cash flow of the property after the Partnership receives a preferential distribution. The joint venture has retained a portion of the cash flow generated at the property to fund leasing costs anticipated to be incurred in the near future, and consequently, no distributions were made to the joint venture partner in 1994. As a result, no seller's participation from the joint venture was recognized during 1994.

1993 Compared to 1992
---------------------

The Partnership received title to the Green Trails Apartments through foreclosure in September 1992. This resulted in an increase in rental income, depreciation, property operating expenses, maintenance and repairs expense, real estate tax expense and property management fees during the 1993 as compared to 1992. In addition, interest income on loans receivable and mortgage servicing fees ceased, and the remaining unamortized loan application and processing fees and unamortized deferred expenses related to the Green Trails Apartments loan were fully amortized in 1992.

In addition to the increase in rental income resulting from the Green Trails Apartments foreclosure, rental income also increased during 1993 as compared to 1992, primarily due to higher average occupancy levels at the Erindale Centre shopping center.

As a result of lower operating expense reimbursements in 1993 at the Arborland Consumer Mall and the 1992 sale of one of the four Ammendale Phase II office buildings, service income was lower during 1993 as compared to 1992.

Operations improved at two of the three properties in which the Partnership holds minority joint venture interests. Operations improved at the Westech 360 office buildings as a result of higher rental rate and operating expense reimbursements. Operations improved at the 1275 K Street office building as a result of higher rental rates and operating expense reimbursements and lower depreciation and real estate tax expense. These improvements were partially offset by higher property operating expenses and leasing costs. Additionally, operations at the Perimeter 400 Center declined significantly primarily due to increased leasing costs and lower average occupancy levels and rental rates. In addition, the joint ventures recognized provisions for investment property writedowns for the Perimeter 400 Center and the 1275 K Street office building in 1992. The Partnership's share of writedowns taken in 1992 for the Perimeter 400 Office Center and the 1275 K Street office building were $1,676,541 and $1,540,000, respectively. The net effect of these transactions resulted in participation in income of joint ventures with affiliates during 1993 as compared to participation in loss during 1992.

The increase in depreciation expense during 1993 as compared to 1992 was a result of the Green Trails Apartments foreclosure. This increase was partially offset by decreased depreciation expense resulting from writedowns of the Erindale Centre shopping center and the Bingham Farms Office Plaza - Phase IV in 1992 due to the impairment in the asset values of the properties.

As a result of the Greentrails Apartments foreclosure, property operating expenses increased during 1993 as compared to 1992. This increase was partially offset by the recognition of lower bad debt expense at the Arborland Consumer Mall.

In addition to the increase in maintenance and repairs expense resulting from the Green Trails Apartments foreclosure, maintenance and repairs also increased during 1993 as compared to 1992 due to expenditures for unit upgrades at the Belmont and Westlake Meadows apartment complexes.

The increase in real estate tax expense during 1993 as compared to 1992 was a result of the Green Trails Apartments foreclosure. This increase was partially offset by decreases at the Bingham Farms Office Plaza - Phase IV office building due to a lower assessment from the taxing authority and at the Arborland Consumer Mall due to lower tax rates and refunds received from prior years.

During 1992, the Partnership recognized a provision for investment property writedown on the Erindale Centre shopping center and the Bingham Farms Office Plaza - Phase IV of $3,300,000 and $3,400,000, respectively.

As a result of higher consulting and appraisal fees, administrative expenses increased during the year ended December 31, 1993 as compared to 1992.

The seller/joint venture partner of the Arborland Consumer Mall shares in the cash flow of the property after the Partnership receives a preferential distribution. The joint venture has retained a portion of the cash flow generated at the property to fund leasing costs anticipated to be incurred in the near future. As a result, cash flow available for distribution from the property decreased, leading to a decrease in seller's participation in income from the joint venture during 1993 as compared to 1992.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of December 31, 1994 as compared to December 31, 1993. The cash flow provided by the Partnership's operating activities includes cash flow from the operations of the Partnership's properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of the Partnership's share of operations from properties owned through joint ventures with affiliates, property improvements and leasing commissions at certain of the Partnership's properties. Financing activities consisted of quarterly distributions to the Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the years ended December 31, 1994 and 1993, all of the Partnership's properties, including the three properties in which the Partnership holds minority joint venture interests, generated positive cash flow. Significant leasing costs were incurred at the Perimeter 400 Center office building to lease vacant space and renew existing tenant leases which were scheduled to expire during 1993. These costs were not included in classifying the cash flow performance of the property since they are non-recurring expenditures. Had these costs been included, the property would have operated at a significant deficit during 1993. As of December 31, 1994, the occupancy rates of the Partnership's residential properties ranged from 93% to 98% and the occupancy rates of the commercial properties ranged from 84% to 94%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

In January 1995, the Partnership paid $1,563,370 ($1.75 per Taxable Interest and $2.33 per Tax-exempt Interest) to Limited Partners, representing the quarterly distribution for the fourth quarter of 1994. The Partnership made four distributions from Net Cash Receipts totaling $7.00 and $9.32 per Taxable and Tax-exempt Interest, respectively, in 1994 as compared to $7.50 and $9.98 per Taxable and Tax-exempt Interest, respectively, in 1993 and $9.25 and $12.30 per Taxable and Tax-exempt Interest, respectively, in 1992. See Statements of Partners' Capital for additional information. Including the January 1995 distribution, Limited Partners have received cumulative distributions of Net Cash Receipts of $75.30 per $250 Taxable Interest and $100.22 per $250 Tax-exempt Interest. There have been no distributions of Net Cash Proceeds. The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations as to which there can be no assurances.

In addition during January 1995, the Partnership paid $173,708 to the General Partner as its distributive share of Net Cash Receipts distributed for the quarter of 1994 and made a $43,427 contribution to the Repurchase Fund. During 1994, the General Partner used amounts placed in the Repurchase Fund to purchase 1,322 Interests from Limited Partners for a cost of $237,774.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to some of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1994           December 31, 1993
                      -----------------------     -----------------------
                       Financial       Tax         Financial       Tax
                      Statements     Returns      Statements     Returns
                       ----------   ----------    -----------   ----------
Total assets         $105,268,922 $154,489,777   $107,200,193 $155,516,460
Partners' capital
  accounts:
    General Partner       198,093      445,065         89,955      266,842
    Limited Partners  103,561,039  152,571,918    105,797,135  153,972,575
Net income:
    General Partner       802,970      873,055        808,777      793,185

    Limited Partners    4,017,384    4,852,822      1,479,963    4,171,818

    Per Limited Part-
      nership Interest       5.88           (A)          2.17           (A)


     (A) Net income is $7.11 per Tax-exempt Interest and $7.00 per Taxable Interest for 1994 and $6.00 per Tax-exempt Interest and $7.50 per Taxable Interest for 1993.



Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners - III, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                              OFFICERS
     -----                              --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional

(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There are no family relationships between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers of Balcor Equity Partners-III, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 10 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Equity Partners-III (principally through the Repurchase Fund) and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership  10,936 Interests       1.6%
           Interest

Relatives and affiliates of the officers and partners of the General Partner own an additional twenty Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 10 of Notes to Financial Statements for information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K
------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement and Certificate of Limited Partnership previously filed as Exhibit 3 to Amendment No. 2 to Registrant's Registration Statement on Form S-11 dated September 25, 1985 (Registration Statement No. 2-97579) is incorporated herein by reference.

(4) Specimen Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 dated September 25, 1985 (Registration Statement No. 2-97579) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-14348) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule attached hereto in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PENSION INVESTORS-III
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By:  /s/Allan Wood
                              --------------------------------
                              Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Equity Partners-III,
                              the General Partner

Date: March 30, 1995
      --------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
---------------------    -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
 /s/Thomas E. Meador     Partners-III, the General Partner   March 30, 1995
--------------------                                         --------------
  Thomas E. Meador

                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Equity
    /s/Allan Wood        Partners-III, the General Partner   March 30, 1995
--------------------                                         --------------
     Allan Wood

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Reports of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Capital, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1994


Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Equity Pension Investors-III
A Real Estate Limited Partnership:

We have audited the accompanying balance sheets of Balcor Equity Pension Investors-III A Real Estate Limited Partnership (An Illinois Limited Partnership) as of December 31, 1994 and 1993, and the related statements of partners' capital, income and expenses and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Balcor Equity Pension Investors-II, an affiliate, which is the majority joint venturer of the partnerships which own the 1275 K Street and Westech 360 Investments. The Partnership's share of the combined operating income of these joint ventures, before the investment property writedowns described in Note 7, included in the accompanying 1994, 1993 and 1992 statements of income and expenses totaled approximately $919,000, $1,235,000 and $902,000, respectively. The financial statements of Balcor Equity Pension Investors-II were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the aforementioned investments in joint ventures, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and on the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-III A Real Estate Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                               ERNST & YOUNG LLP
Chicago, Illinois
March 20, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Equity Pension Investors-III
A Real Estate Limited Partnership:

We have audited the balance sheets of Balcor Equity Pension Investors-II A Real Estate Limited Partnership (An Illinois Limited Partnership) at December 31, 1994 and 1993 and the related statements of partners' capital, income and expenses and cash flows for each of the three years in the period ended December 31, 1994 (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-II A Real Estate Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 20, 1995

                       BALCOR EQUITY PENSION INVESTORS-III
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                                  BALANCE SHEETS
                            December 31, 1994 and 1993



                                      ASSETS


                                                 1994            1993
                                            --------------  --------------
Cash and cash equivalents                   $   9,862,343   $   8,268,552
Accounts and accrued interest receivable        2,331,185       2,295,269
Prepaid expenses, principally real estate
  taxes                                           489,030         470,925
Deferred expenses, net of accumulated
  amortization of $238,795 in 1994 and
  $166,172 in 1993                                277,496         321,303
                                            --------------  --------------
                                               12,960,054      11,356,049
                                            --------------  --------------
Investment in real estate:
  Land                                         14,394,281      14,394,281
  Buildings and improvements                   80,871,376      80,708,913
                                            --------------  --------------
                                               95,265,657      95,103,194
  Less accumulated depreciation                26,259,390      23,287,761
                                            --------------  --------------
Investment in real estate, net of
  accumulated depreciation                     69,006,267      71,815,433
                                            --------------  --------------
Investment in joint ventures with
  affiliates                                   23,302,601      24,028,711
                                            --------------  --------------
                                            $ 105,268,922   $ 107,200,193
                                            ==============  ==============



                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                            $     587,400   $     417,717
Due to affiliates                                 102,973          91,550
Accrued liabilities, principally real
  estate taxes                                    514,034         510,527
Security deposits                                 305,383         293,309
                                            --------------  --------------
    Total liabilities                           1,509,790       1,313,103

Partners' capital (683,204 Limited
  Partnership Interests issued and
  outstanding)                                103,759,132     105,887,090
                                            --------------  --------------
                                            $ 105,268,922   $ 107,200,193
                                            ==============  ==============


  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-III
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
              for the years ended December 31, 1994, 1993 and 1992



                                       Partners' Capital Accounts
                            ----------------------------------------------
                                                General         Limited
                                 Total          Partner        Partners
                            --------------  --------------  --------------

Balance at December 31,
  1991                      $ 125,536,875   $     209,463   $ 125,327,412

Cash distributions to:
  Limited Partners (A)         (8,253,563)                     (8,253,563)
  General Partner                (917,063)       (917,063)

Net (loss) income for the
  year ended December 31,
  1992                         (5,327,305)        732,838      (6,060,143)
                            --------------  --------------  --------------
Balance at December 31, 1992  111,038,944          25,238     111,013,706

Cash distributions to:
  Limited Partners (A)         (6,696,534)                     (6,696,534)
  General Partner                (744,060)       (744,060)

Net income for the year
  ended December 31, 1993       2,288,740         808,777       1,479,963
                            --------------  --------------  --------------
Balance at December 31, 1993  105,887,090          89,955     105,797,135

Cash distributions to:
  Limited Partners (A)         (6,253,480)                     (6,253,480)
  General Partner                (694,832)       (694,832)

Net income for the year
  ended December 31, 1994       4,820,354         802,970       4,017,384
                            --------------  --------------  --------------
Balance at December 31,
  1994                      $ 103,759,132   $     198,093   $ 103,561,039
                            ==============  ==============  ==============





(A)  Summary of cash distributions paid per Interest:


                                 1994            1993            1992
                            --------------  --------------  --------------
              Taxable
              -------
              First Quarter $        1.75   $        2.25   $        2.50
              Second Quarter         1.75            1.75            2.25
              Third Quarter          1.75            1.75            2.25
              Fourth Quarter         1.75            1.75            2.25

              Tax-Exempt
              ----------
              First Quarter          2.33            2.99            3.33
              Second Quarter         2.33            2.33            2.99
              Third Quarter          2.33            2.33            2.99
              Fourth Quarter         2.33            2.33            2.99


  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-III
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
               for the years ended December 31, 1994, 1993 and 1992


                                 1994            1993            1992
                            --------------  --------------  --------------
Income:
  Rental                    $  12,655,105   $  12,618,664   $  10,121,238
  Service                       2,503,431       2,550,841       2,911,641
  Participation in income
    (loss) of joint ventures
    with affiliates             1,382,726       1,188,674      (1,773,138)
  Interest on short-term
    investments                   397,194         276,087         274,575
  Interest on loans
    receivable - first
    mortgages, net of
    amortization of $457,017
    in 1992                                                       719,068
                            --------------  --------------  --------------
      Total income             16,938,456      16,634,266      12,253,384
                            --------------  --------------  --------------

Expenses:
  Depreciation                  2,971,629       2,999,530       2,874,464
  Amortization of deferred
    expenses                       72,623          65,379          94,855
  Property operating            4,518,564       4,290,613       4,049,220
  Maintenance and repairs       1,407,023       1,150,652         745,993
  Real estate taxes             1,668,374       1,705,695       1,621,080
  Property management fees        707,876         695,168         548,471
  Mortgage servicing fees                                          37,056
  Provision for investment
    property writedowns                         2,700,000       6,700,000
  Administrative                  772,013         701,252         603,063
                            --------------  --------------  --------------
      Total expenses           12,118,102      14,308,289      17,274,202
                            --------------  --------------  --------------
Income (loss)  before loss
  on sale of property and
  seller's participation in
  income from joint venture     4,820,354       2,325,977      (5,020,818)

Loss on sale of property                                         (175,112)
Seller's participation in
  income from joint venture                       (37,237)       (131,375)
                            --------------  --------------  --------------
Net income (loss)           $   4,820,354   $   2,288,740   $  (5,327,305)
                            ==============  ==============  ==============
Net income allocated to
  General Partner           $     802,970   $     808,777   $     732,838
                            ==============  ==============  ==============
Net income (loss) allocated
  to Limited Partners       $   4,017,384   $   1,479,963   $  (6,060,143)
                            ==============  ==============  ==============
Net income (loss) per
  Limited Partnership
  Interest (683,204 issued
  and outstanding)          $        5.88   $        2.17   $       (8.87)
                            ==============  ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-III
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1994, 1993 and 1992



                                 1994            1993            1992
                            --------------  --------------  --------------
Operating activities:

  Net income (loss)         $   4,820,354   $   2,288,740   $  (5,327,305)
  Adjustments to reconcile
    net income (loss) to
    net cash provided by
    operating activities:
      Loss on sale of
        property                                                  175,112
      Seller's participation
        in income from joint
        venture                                    37,237         131,375
      Participation in
        (income) loss of
        joint ventures with
        affiliates             (1,382,726)     (1,188,674)      1,773,138
      Depreciation of
        properties              2,971,629       2,999,530       2,874,464
      Amortization of
        deferred expenses          72,623          65,379          94,855
      Amortization of loan
        application and
        processing fees                                           457,017
      Provision for
        investment property
        writedowns                              2,700,000       6,700,000
      Net change in:
        Escrow deposits -
          restricted                                              226,303
        Accounts and accrued
          interest receivable     (35,916)       (912,183)       (566,145)
        Prepaid expenses          (18,105)        134,055        (291,981)
        Accounts payable          169,683        (193,814)        117,294
        Due to affiliates          11,423          31,864          (1,394)
        Escrow liabilities                                       (108,781)
        Accrued liabilities         3,507         (83,332)        133,860
        Security deposits          12,074            (196)        121,937
                            --------------  --------------  --------------
  Net cash provided by
    operating activities        6,624,546       5,878,606       6,509,749
                            --------------  --------------  --------------

Investing activities:

  Capital contributions to
    joint ventures with an
    affiliate                     (26,096)       (257,697)        (52,099)
  Distributions from joint
    ventures with affiliates    2,134,932       1,491,606       1,783,096
  Improvements to property       (162,463)                       (488,485)
  Payment of leasing
    commissions                   (28,816)        (31,263)
  Net proceeds from sale of
    property                                                    1,878,694
  Payment of expenses on
    real estate acquired
    through foreclosure                                          (297,856)
                            --------------  --------------  --------------
  Net cash provided by
    investing activities        1,917,557       1,202,646       2,823,350
                            --------------  --------------  --------------
Financing activities:

  Distributions to Limited
    Partners                   (6,253,480)     (6,696,534)     (8,253,563)
  Distributions to General
    Partner                      (694,832)       (744,060)       (917,063)
  Distributions to joint
    venture partner -
    seller                                        (37,237)       (131,375)
                            --------------  --------------  --------------
  Cash used in financing
    activities                 (6,948,312)     (7,477,831)     (9,302,001)
                            --------------  --------------  --------------

Net change in cash and
  cash equivalents              1,593,791        (396,579)         31,098
Cash and cash equivalents
  at beginning of year          8,268,552       8,665,131       8,634,033
                            --------------  --------------  --------------
Cash and cash equivalents
  at end of year            $   9,862,343   $   8,268,552   $   8,665,131
                            ==============  ==============  ==============


  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements          20 to 31
               Furniture and fixtures               4 to 5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

When properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles.

(b) Deferred expenses consist of leasing commissions which are amortized over the term of the lease to which they apply.

(c) Loan application and processing fees and mortgage brokerage fees were amortized over the term of the loan.

(d) Income from operating leases with abatements and scheduled rent increases is recognized on a straight-line basis over the respective lease terms.

(e) Investment in joint ventures with affiliates represents the Partnership's 39.48%, 43.3% and 21.95% interests, under the equity method of accounting, in three joint ventures with affiliated partnerships. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(f) Interest on loans receivable was earned in accordance with the terms of the related loan agreements. The accrual of interest was discontinued when a loan became ninety days contractually delinquent or sooner when, in the opinion of Partnership's management, an impairment had occurred in the value of the collateral properties which secured the loans. Income on nonaccrual loans, or loans which were not performing in accordance with their terms, was recorded on a cash basis.

(g) The Partnership's investment objectives provide for investment in income producing real property to be held for long-term appreciation. The Partnership makes periodic assessments concerning possible permanent impairment to the value of all of its properties. In the event that the Partnership determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its fair value.

(h) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(i) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

2. Partnership Agreement:

The Partnership was organized in April 1985. The Partnership Agreement provides for Balcor Equity Partners-III to be the General Partner and for the admission of Limited Partners through the sale of up to 1,000,000 Limited Partnership Interests at $250 per Interest, 683,204 of which were sold on or prior to August 1, 1986, the termination date of the offering.

"Operating Income" of the Partnership is allocated 10% to the General Partner and 90% to the Limited Partners; however, certain components are specially allocated as described in the Partnership Agreement. "Operating Losses" and certain other components are allocated 1% to the General Partner and 99% to the Limited Partners pursuant to terms set forth in the Partnership Agreement.

The Partnership Agreement provides for different allocations of profits and losses and cash distributions to Limited Partners depending on whether the investor originally acquiring the Interest was a taxable or tax-exempt entity.

"Net Cash Receipts" available for distribution are distributed as follows: 90% to Limited Partners, 7.5% to the General Partner as its distributive share from Partnership operations and an additional 2.5% to the General Partner for allocation to the Repurchase Fund which may be used to repurchase Interests from Limited Partners pursuant to the terms set forth in the Partnership Agreement.

At the sole discretion of the General Partner and subject to certain limitations, amounts placed in the Repurchase Fund are available to be used to repurchase Interests from existing Limited Partners. During 1994, the General Partner used amounts placed in the Repurchase Fund to repurchase 1,322 Interests from Limited Partners at a cost of $237,774. An amount not to exceed the amount originally allocated to the Repurchase Fund will be returned to the Partnership at liquidation, if necessary, to permit payment to the Limited Partners of their "Original Capital" plus any deficiency in their "Liquidation Preference" as defined in the Partnership Agreement.

Subject to the provisions of the Partnership Agreement, "Net Cash Proceeds" which are available for distribution will be distributed only to the Limited Partners until such time as the Limited Partners have received a return of their "Original Capital" and their "Liquidation Preference"; thereafter, the remaining "Net Cash Proceeds" will be distributed 90% to the Limited Partners and 10% to the General Partner. The General Partner's share of Net Cash Proceeds shall be returned to the Partnership if necessary to permit payment to the Limited Partners of any deficiency in the return of their Original Capital and Preferential Cumulative Distributions.

3. Real Estate Acquired through Foreclosure:

The Partnership originally funded a $27,500,000 first mortgage loan collateralized by the Green Trails Apartments. The Partnership received title to the property in 1992. The Partnership recorded the cost of the property at $25,636,731 representing the outstanding loan balance plus any accrued interest receivable. In addition, the Partnership increased the basis of the property by $451,178 for certain other liabilities and costs incurred in connection with the foreclosure.

4. Property Sale:

In 1992, the Partnership sold one of the four buildings that comprise Ammendale Technology Park - Phase II, along with a 2.5 acre parcel of land on which the building is located, in an all cash sale for $1,900,000. The basis of the property totaled $2,053,806. For financial statement purposes, the Partnership recognized a loss of $175,112 from the sale of this property.

5. Management Agreements:

As of December 31, 1994, all of the properties owned by the Partnership are managed by a third-party management company. These management agreements provide for annual fees of 3% to 6% of gross operating receipts.

6. Seller's Participation in Joint Venture:

The Arborland Consumer Mall is owned by a joint venture between the Partnership and the seller. Consequently, the seller retains an interest in the property through its interest in the joint venture. All assets, liabilities, income and expenses of the joint venture are included in the financial statements of the Partnership with the appropriate deduction from income, if any, for the seller's cash flow participation in the joint venture. The seller shares in the cash flow of the property only after the Partnership receives a preferential distribution. During 1993 and 1992, the Partnership made distributions to the seller of $37,237 and $131,375, respectively, representing the seller's share of the respective year's operations. The Partnership made no distribution to the seller in 1994.

7. Investment in Joint Ventures with Affiliates:

(a) The Partnership owns a 39.48% joint venture interest in the 1275 K Street Office Building in Washington, D.C.. The joint venture partner is an affiliate of the Partnership. During 1994, 1993 and 1992 the Partnership received distributions of $1,379,998, $1,075,474 and $1,104,476, respectively, from the joint venture. During 1992, the joint venture recognized a provision for investment property writedown of $3,900,000 due to a decline in the value of the property. The Partnership's participation in loss of joint ventures with affiliates for 1992 includes the Partnership's share of the provision of $1,540,000.

(b) The Partnership owns a 43.3% joint venture interest in the Westech 360 Office Buildings in Austin, Texas. The joint venture partner is an affiliate of the Partnership. During 1994, 1993 and 1992, the Partnership received distributions of $290,889, $308,273 and $229,917, respectively, from the joint venture. During 1993 and 1992, the Partnership made capital contributions of $52,099 and $113,537, respectively, to the joint venture.

(c) The Partnership owns a 21.95% joint venture interest in the Perimeter 400 Center office building in Fulton County, Georgia. Three affiliated partnerships and the Partnership are participants in the joint venture. During 1994, 1993 and 1992, the Partnership received distributions of $464,045, $107,860 and $448,703, respectively, from the joint venture. During 1994 and 1993, the Partnership made additional capital contributions of $26,096 and $257,697 to the joint venture. During 1993 and 1992, the joint venture recognized a provision for loss of $665,000 and $7,638,000, respectively, due to a decline in the value of the property. The Partnership's participation in loss of joint ventures with affiliates includes the Partnership's share of the provisions of $145,968 and $1,676,541, respectively.

The following information has been summarized from the financial statements of the joint ventures:

                                       1994         1993         1992
                                    ----------   ----------   ----------
     Net investment in real estate
       as of December 31            $68,282,318  $69,149,078  $69,640,626
     Total liabilities as of
       December 31                      751,926      596,505      657,960
     Total income                    13,124,088   12,843,241   12,914,540
     Net income before loss
       provisions                     4,437,187    3,524,043    4,732,812
     Net income (loss)                4,437,187    2,859,043   (6,805,188)

8. Provision for Investment Property Writedowns:

The Partnership determined that an impairment to the asset values of the Ammendale Technology Park - Phase II office buildings, the Erindale Centre shopping center and the Bingham Farms Office Plaza - Phase IV had occurred. The properties were written down to the Partnership's estimate of their fair value. The Partnership recognized a provision for investment property writedown on the Ammendale Technology Park - Phase II of $2,700,000 in 1993 and on the Erindale Centre shopping center and Bingham Farms Office Plaza - Phase IV of $3,300,000 and $3,400,000, respectively, in 1992.

9. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1994 in the financial statements is $905,523 less than the taxable income of the Partnership for the same period. The Partnership's aggregate cost of land and buildings and improvements for Federal income tax purposes is $109,362,311.

10. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------

Mortgage servicing fees      None    None     None    None  $42,350    None
Property management fees $706,757    None $482,771 $43,232  317,656 $35,166
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             77,188 $28,693   68,717   5,678   78,165   6,196
    Data processing        79,700  23,037  124,341  33,998  132,240  10,695
    Investment processing  16,063   1,290    8,413     695    7,098     563
    Investor communica-
      tions                12,740   7,211   10,875     899   17,649   1,399
    Legal                  18,725  10,009   14,899   1,231   21,172   1,678
    Portfolio management   67,524  27,154   61,708   4,809   42,989   3,408
    Other                  27,922   5,579   12,203   1,008    7,325     581

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed six of the Partnership's properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who recieves no fee for administering the program. The Partnership's premiums to the deductible insurance program were $89,149, $60,460 and $37,995 for 1994, 1993 and 1992, respectively.

11. Rentals under Operating Leases:

The Partnership receives rental income from the leasing of office and retail shopping center space under operating leases. The minimum future rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) based on operating leases held at December 31, 1994 are approximately as follows:

                         1995         $  5,929,000
                         1996            5,758,000
                         1997            5,416,000
                         1998            3,868,000
                         1999            1,543,000
                         Thereafter      4,472,000
                                       -----------
                                      $ 26,986,000
                                       ===========

Minimum future rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales in excess of stipulated minimums. Percentage rentals were not significant during 1994, 1993 and 1992.

The Partnership is subject to the usual business risks regarding the collection of these rentals.

Approximately 77% of the space at the Bingham Farms Office Plaza - Phase IV is leased to Allnet Communications Services, and 14% of the Partnership's total rental income recognized during 1994 relates to Allnet. In August 1992, Allnet extended its lease for an additional six years through July 1998.

12. Subsequent Event:

In January 1995, the Partnership made a distribution from Net Cash Receipts of $1,563,370 ($1.75 per Taxable Interest and $2.33 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1994.

                                   BALCOR EQUITY PENSION INVESTORS-III
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
        Col. A                 Col. B          Col. C                         Col. D
---------------------         --------  --------------------    ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                        --------------------    ---------------------------------
                                                  Buildings               Carrying     Reduction
                               Encum-               and Im-    Improve-     Costs       of Basis
     Description               brances    Land    provements     ments       (a)           (b)
---------------------          -------  -------- ------------  ---------  ---------     ---------
Ammendale Technology
  Park-Phase II, three
  109,000 sq. ft. one-
  story ofc. bldgs. in
  Prince George's
  County, MD                    None  $4,642,744   $2,416,214   $ 391,233  $177,650  $(2,700,000)
Arborland Consumer Mall,
  348,000-sq. ft. mall
  in Ann Arbor, MI              None   2,400,000   18,344,680     251,043    85,161
Belmont Apts., 202-
  units in Renton, WA           None   1,011,730    7,672,086        None    12,317
Bingham Farms Office
  Plaza-Phase IV, 4-
  story 145,000-sq.
  ft. office bldg. in
  Bingham Farms, MI             None   1,000,000   17,180,850     677,651    15,047   (3,400,000)
Erindale Centre,
  167,000-sq. ft.
  shpg. cntr. in
  Colorado Springs, CO          None   2,630,000   14,710,425     280,901    86,273   (7,200,000)
Green Trails Apts.,
  440-units in
  Lisle, IL                     None   4,634,385   21,155,668        None   297,856
Westlake Meadows Apts.,
  162-units in Lake
  Oswego, OR                    None     900,000    7,557,445        None    34,298
                                     -----------  -----------  ----------  -------- ------------

    Total                            $17,218,859  $89,037,368  $1,600,828  $708,602 $(13,300,000)
                                     ===========  ===========  ==========  ======== ============
</TABLE

                                   BALCOR EQUITY PENSION INVESTORS-III
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
                                               (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
-------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                          -------------------------------                                   ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (c)(d)      tion(d)   struction  uired   is Computed
-------------------       --------  ----------  -----------   ---------  ---------- ----- --------------
Ammendale Technology
  Park-Phase II, three
  one-story ofc. bldgs.
  containing 109,000
  sq. ft. in Prince
  George's County, MD   $2,991,777 $ 1,936,064  $ 4,927,841 $   257,324      (e)  10/91(f)      (g)
Arborland Consumer Mall,
  348,000-sq. ft. mall
  in Ann Arbor, MI       2,409,851  18,671,033   21,080,884   8,184,685      (h)    5/86        (g)
Belmont Apts., 202-
  units in Renton, WA    1,013,170   7,682,963    8,696,133   2,825,703     1986    7/86        (g)
Bingham Farms Office
  Plaza-Phase IV, 4-
  story 145,000-sq.
  ft. office bldg. in
  Bingham Farms, MI        820,628  14,652,920   15,473,548   5,592,022     1982    1/86        (g)
Erindale Centre,
  167,000-sq. ft.
  shpg. cntr. in
  Colorado Springs, CO   1,567,301   8,940,298   10,507,599   4,864,516      (i)    9/86        (g)
Green Trails Apts.,
  440-units in
  Lisle, IL              4,687,909  21,400,000   26,087,909   1,989,103     1988   9/92(f)      (g)
Westlake Meadows Apts.,
  162-units in Lake
  Oswego, OR               903,645   7,588,098    8,491,743   2,546,037     1986    7/86        (g)
                       ----------- -----------  ----------- -----------
    Total              $14,394,281 $80,871,376  $95,265,657 $26,259,390
                       =========== ===========  =========== ===========

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of legal fees, appraisal fees, title costs and other related professional fees.

(b) Represents a reduction of basis due to a permanent impairment of the asset value.

(c) The aggregate cost of land for Federal income tax purposes is $17,417,431 and the aggregate cost of buildings and improvements for Federal income tax purposes is $91,944,880. The total of these is $109,362,311.

(d)                      Reconciliation of Real Estate
                         -----------------------------
                                       1994         1993         1992
                                    ----------   ----------   ----------

     Balance at beginning of year   $95,103,194  $97,803,194  $80,008,639

     Additions during the year:
       Acquisition through
         foreclosure                                           26,087,909
       Improvements                     162,463                   488,485

     Deductions during the year:
       Investment property
         writedowns                               (2,700,000)  (6,700,000)
       Cost of property sold                                   (2,081,839)
                                    -----------  -----------    ---------
     Balance at end of year         $95,265,657  $95,103,194  $97,803,194
                                    ===========  ===========  ===========

                   Reconciliation of Accumulated Depreciation
                   ------------------------------------------
                                       1994         1993         1992
                                    ----------   ----------   ----------

     Balance at beginning of year   $23,287,761  $20,288,231  $17,441,800

     Depreciation expense for
       the year                       2,971,629    2,999,530    2,874,464
     Accumulated depreciation of
       property sold                                              (28,033)
                                    -----------  -----------  -----------
     Balance at end of year         $26,259,390  $23,287,761  $20,288,231
                                    ===========  ===========  ===========

(e) The office buildings were completed in phases in 1985 and 1987.

(f) This property was acquired through foreclosure.

(g) Depreciation expense is computed based upon the following estimated useful lives:
                                                     Years
                                                     -----

               Buildings and improvements           20 to 31
               Furniture and fixtures                4 to 5

(h) This consumer mall was completed in 1960 and enclosed in 1973.

(i) This shopping center was completed in phases in 1983 and 1985.