Form 10-Q
period 1995-03-31
BALCOR EQUITY PENSION INVESTORS III
filed 1995-05-12
CIK 768605

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-14348
                       -------


                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Illinois                                      36-3354308
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
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

                                BALANCE SHEETS
                     March 31, 1995 and December 31, 1994
                                 (Unaudited)



                                    ASSETS

                                                   1995           1994
                                              -------------- -------------
Cash and cash equivalents                     $  10,640,391  $  9,862,343
Accounts and accrued interest receivable          1,975,112     2,331,185
Prepaid expenses, principally real
  estate taxes                                      319,447       489,030
Deferred expenses, net of accumulated
  amortization of $257,060 in 1995 and
  $238,795 in 1994                                  259,231       277,496
                                              -------------- -------------
                                                 13,194,181    12,960,054
                                              -------------- -------------
Investment in real estate:
  Land                                           14,394,281    14,394,281
  Buildings and improvements                     80,888,680    80,871,376
                                              -------------- -------------
                                                 95,282,961    95,265,657
  Less accumulated depreciation                  27,002,297    26,259,390
                                              -------------- -------------
Investment in real estate, net of
  accumulated depreciation                       68,280,664    69,006,267
                                              -------------- -------------
Investment in joint ventures with affiliates     23,717,894    23,302,601
                                              -------------- -------------
                                              $ 105,192,739  $105,268,922
                                              ============== =============



                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                              $     422,599  $    587,400
Due to affiliates                                   141,776       102,973
Accrued liabilities, principally
  real estate taxes                                 626,438       514,034
Security deposits                                   323,919       305,383
                                              -------------- -------------
    Total liabilities                             1,514,732     1,509,790

Partners' capital (683,204 Limited Partnership
  Interests issued and outstanding)             103,678,007   103,759,132
                                              -------------- -------------
                                              $ 105,192,739  $105,268,922
                                              ============== =============
  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-III
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1995 and 1994
                                 (Unaudited)


                                                   1995           1994
                                              -------------- -------------
Income:
  Rental                                      $   3,170,369  $  3,194,215
  Service                                           629,344       669,100
  Participation in income of joint
    ventures with affiliates                        415,293       516,391
  Interest on short-term investments                144,899        69,866
                                              -------------- -------------
      Total income                                4,359,905     4,449,572
                                              -------------- -------------

Expenses:
  Depreciation                                      742,907       741,683
  Amortization of deferred expenses                  18,265        17,257
  Property operating                              1,157,183     1,258,203
  Real estate taxes                                 441,489       426,656
  Property management fees                          178,006       160,803
  Administrative                                    166,102       145,617
                                              -------------- -------------
      Total expenses                              2,703,952     2,750,219
                                              -------------- -------------
Net income                                    $   1,655,953  $  1,699,353
                                              ============== =============
Net income allocated to General Partner       $     246,053  $    249,813
                                              ============== =============
Net income allocated to Limited Partners      $   1,409,900  $  1,449,540
                                              ============== =============
Net income per Limited Partnership Interest
  (683,204 issued and outstanding)            $        2.06  $       2.12
                                              ============== =============
Distribution to General Partner               $     173,708  $    173,708
                                              ============== =============
Distribution to Limited Partners              $   1,563,370  $  1,563,370
                                              ============== =============
Distribution per Limited Partnership
  Interest:

    Taxable                                   $        1.75  $       1.75
                                              ============== =============
    Tax-exempt                                $        2.33  $       2.33
                                              ============== =============
  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-III
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1995 and 1994
                                 (Unaudited)


                                                   1995           1994
                                              -------------- -------------
Operating activities:
  Net income                                  $   1,655,953  $  1,699,353
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Participation in income of joint
        ventures with affiliates                   (415,293)     (516,391)
      Depreciation of properties                    742,907       741,683
      Amortization of deferred expenses              18,265        17,257
      Net change in:
        Accounts and accrued interest
          receivable                                356,073      (273,678)
        Prepaid expenses                            169,583       146,083
        Accounts payable                           (164,801)     (188,326)
        Due to affiliates                            38,803        72,726
        Accrued liabilities                         112,404       116,072
        Security deposits                            18,536         4,024
                                              -------------- -------------
  Net cash provided by operating activities       2,532,430     1,818,803
                                              -------------- -------------
Investing activities:
  Capital contribution to joint venture
    with an affiliate                                             (26,096)
  Distributions from joint ventures
    with an affiliate                                             304,950
  Improvements to property                          (17,304)     (142,487)
                                              -------------- -------------
  Net cash used in or provided
    by investing activities                         (17,304)      136,367
                                              -------------- -------------
Financing activities:
  Distribution to Limited Partners               (1,563,370)   (1,563,370)
  Distribution to General Partner                  (173,708)     (173,708)
  Payment of deferred expenses                                    (24,807)
                                              -------------- -------------
  Cash used in financing activities              (1,737,078)   (1,761,885)
                                              -------------- -------------

Net change in cash and cash equivalents             778,048       193,285
Cash and cash equivalents at beginning
  of period                                       9,862,343     8,268,552
                                              -------------- -------------
Cash and cash equivalents at end of period    $  10,640,391  $  8,461,837
                                              ============== =============
  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 are:

                                        Paid      Payable
                                     -----------  --------

    Reimbursement of expenses to
      the General Partner, at cost         None  $141,776

3. Subsequent Event:

In April 1995, the Partnership made a distribution from Net Cash Receipts of $1,563,370 ($1.75 per Taxable Interest and $2.33 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the first quarter of 1995.

                      BALCOR EQUITY PENSION INVESTORS-III

                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-III A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $170,801,000 through the sale of Limited Partnership Interests. The Partnership funded four first mortgage loans, two of which were jointly funded with affiliates, and acquired five real property investments and a minority joint venture interest in another real property investment. The four properties collateralized by the Partnership's mortgage loans were acquired through foreclosure, including the loans funded jointly with affiliates which were reclassified to investment in joint venture with affiliates. The Partnership currently has seven properties and three investments in joint ventures with affiliates in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

1995 Compared to 1994
- - ---------------------

Operations at the 1275 K Street Office Building declined as a result of increased leasing costs during the quarter ended March 31, 1995 and a real estate tax refund received in 1994 for prior year taxes. As a result, participation in income of joint ventures with affiliates decreased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Due to higher average cash balances and higher interest rates, interest income on short-term investments increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Lower advertising costs at the Arborland Consumer Mall and lower utility expenses at the Bingham Farms Office Plaza - Phase IV, were the primary reasons for the decrease in property operating expenses during the quarter ended March 31, 1995 as compared to the same period in 1994.

Effective April 1994, rental concessions ceased for a major tenant at the Bingham Farms Office Plaza - Phase IV, resulting in an increase in rental and service income collected at the property, and correspondingly, an increase in property managagement fees during the quarter ended March 31, 1995 as compared to the same period in 1994. In addition, due to the timing of collections at certain of the Partnership's other properties, rental and service income decreased during the quarter ended March 31, 1995 as compared to the same period in 1994.

As a result of higher legal fees, administrative expense increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership increased as of March 31, 1995 as compared to December 31, 1994. Operating activities included cash flow from the operations of the Partnership's properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of improvements to one of the Partnership's commercial properties, while financing activities consisted of quarterly distributions to the Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the quarters ended March 31, 1995 and 1994, six of the seven properties owned by the Partnership, and the three properties in which the Partnership holds minority joint venture interests, generated positive cash flow. The Bingham Farms Office Plaza - Phase IV generated positive cash flow during the quarter ended March 31, 1995 as compared to a significant cash flow deficit during the same period in 1994 due to rental concessions given to a major tenant which occupies approximately 73% of the building. This tenant's lease provided for free rent through March 1994. As of March 31, 1995, the occupancy rates of the Partnership's residential properties ranged from 89% to 96% and the occupancy rates of the commercial properties ranged from 84% to 94%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

In April 1995, the Partnership paid $1,563,370 ($1.75 per Taxable Interest and $2.33 per Tax-exempt Interest) to Limited Partners, representing the quarterly distribution for the first quarter of 1995. The level of this distribution was consistent with the amount paid for the fourth quarter of 1994. To date, Limited Partners have received cumulative distributions of Net Cash Receipts of $77.05 per $250 Taxable Interest and $102.55 per Tax-exempt Interest. There have been no distributions of Net Cash Proceeds. The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations as to which there can be no assurances.

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

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 3 to the Registrant's Registration Statement on Form S-11 dated September 25, 1985(Registration Statement No. 2-97579) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-14348) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended March 31, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BALCOR EQUITY PENSION INVESTORS-III
                         A REAL ESTATE LIMITED PARTNERSHIP



                         By: /s/ Thomas E. Meador
                             ---------------------------------
                             Thomas E. Meador
                             President and Chief Executive Officer (Principal Executive Officer) of Balcor Equity Partners-III, the General Partner



                         By: /s/ Brian Parker
                             -----------------------------------
                             Brian Parker
                             Senior Vice President, and Chief Financial
                             Officer (Principal Accounting and Financial
                             Officer) of Balcor Equity Partners-III, the
                             General Partner



Date: May 11, 1995
      ----------------------