Form 10-Q
period 1995-06-30
BALCOR EQUITY PENSION INVESTORS III
filed 1995-08-14
CIK 768605

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-14348
                       -------

                    BALCOR EQUITY PENSION INVESTORS-III
                   A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                      36-3354308
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                     60015
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                      June 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                 1995            1994
                                            --------------  --------------
Cash and cash equivalents                   $  11,384,641   $   9,862,343
Accounts and accrued interest receivable        1,889,984       2,331,185
Prepaid expenses, principally real
  estate taxes and insurance                      278,620         489,030
Deferred expenses, net of accumulated
  amortization of $275,325 in 1995 and
  $238,795 in 1994                                240,966         277,496
                                            --------------  --------------
                                               13,794,211      12,960,054
                                            --------------  --------------
Investment in real estate:
  Land                                         14,394,281      14,394,281
  Buildings and improvements                   80,888,680      80,871,376
                                            --------------  --------------
                                               95,282,961      95,265,657
  Less accumulated depreciation                27,745,205      26,259,390
                                            --------------  --------------
Investment in real estate, net of
  accumulated depreciation                     67,537,756      69,006,267
                                            --------------  --------------
Investment in joint ventures with affiliates   23,440,515      23,302,601
                                            --------------  --------------
                                            $ 104,772,482   $ 105,268,922
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     276,619   $     587,400
Due to affiliates                                  15,149         102,973
Accrued liabilities, principally
  real estate taxes                               466,978         514,034
Security deposits                                 329,178         305,383
                                            --------------  --------------
    Total liabilities                           1,087,924       1,509,790

Partners' capital (683,204 Limited
  Partnership Interests issued and
  outstanding                                 103,684,558     103,759,132
                                            --------------  --------------
                                            $ 104,772,482   $ 105,268,922
                                            ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                 1995            1994
                                            --------------  --------------
Income:
  Rental                                    $   6,407,808   $   6,243,345
  Service                                       1,329,966       1,345,350
  Participation in income of joint
    ventures with affiliates                      999,866         928,386
  Interest on short-term investments              304,976         157,641
                                            --------------  --------------
      Total income                              9,042,616       8,674,722
                                            --------------  --------------
Expenses:
  Depreciation                                  1,485,815       1,492,177
  Amortization of deferred expenses                36,530          35,976
  Property operating                            2,493,758       2,544,449
  Real estate taxes                               854,970         858,877
  Property management fees                        350,425         343,277
  Administrative                                  421,536         310,611
                                            --------------  --------------
      Total expenses                            5,643,034       5,585,367
                                            --------------  --------------
Net income                                  $   3,399,582   $   3,089,355
                                            ==============  ==============
Net income allocated to General Partner     $     501,061   $     469,960
                                            ==============  ==============
Net income allocated to Limited Partners    $   2,898,521   $   2,619,395
                                            ==============  ==============
Net income per Limited Partnership Interest
  (683,204 issued and outstanding)          $        4.24   $        3.83
                                            ==============  ==============
Distributions to General Partner            $     347,416   $     347,416
                                            ==============  ==============
Distributions to Limited Partners           $   3,126,740   $   3,126,740
                                            ==============  ==============
Distributions per Limited Partnership
  Interest:
    Taxable                                 $        3.50   $        3.50
                                            ==============  ==============
    Tax-exempt                              $        4.66   $        4.66
                                            ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1995 and 1994
                                  (Unaudited)

                                                 1995            1994
                                            --------------  --------------
Income:
  Rental                                    $   3,237,439   $   3,049,130
  Service                                         700,622         676,250
  Participation in income of joint
    ventures with affiliates                      584,573         411,995
  Interest on short-term investments              160,077          87,775
                                            --------------  --------------
      Total income                              4,682,711       4,225,150
                                            --------------  --------------
Expenses:
  Depreciation                                    742,908         750,494
  Amortization of deferred expenses                18,265          18,719
  Property operating                            1,336,575       1,286,246
  Real estate taxes                               413,481         432,221
  Property management fees                        172,419         182,474
  Administrative                                  255,434         164,994
      Total expenses                            2,939,082       2,835,148
                                            --------------  --------------
Net income                                  $   1,743,629   $   1,390,002
                                            ==============  ==============
Net income allocated to General Partner     $     255,008   $     220,147
                                            ==============  ==============
Net income allocated to Limited Partners    $   1,488,621   $   1,169,855
                                            ==============  ==============
Net income per Limited Partnership Interest
  (683,204 issued and outstanding)          $        2.18   $        1.71
                                            ==============  ==============
Distribution to General Partner             $     173,708   $     173,708
                                            ==============  ==============
Distribution to Limited Partners            $   1,563,370   $   1,563,370
                                            ==============  ==============
Distribution per Limited Partnership
  Interest:
    Taxable                                 $        1.75   $        1.75
                                            ==============  ==============
    Tax-exempt                              $        2.33   $        2.33
                                            ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1995 and 1994
                                  (UNAUDITED)

                                                 1995            1994
                                            --------------  --------------
Operating activities:
  Net income                                $   3,399,582   $   3,089,355
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Participation in income of joint
        ventures with affiliates                 (999,866)       (928,386)
      Depreciation of properties                1,485,815       1,492,177
      Amortization of deferred expenses            36,530          35,976
      Net change in:

        Accounts and accrued interest
          receivable                              441,201        (167,962)
        Prepaid expenses                          210,410         414,133
        Accounts payable                         (310,781)         43,261
        Due to affiliates                         (87,824)        128,892
        Accrued liabilities                       (47,056)        (47,098)
        Security deposits                          23,795           8,449
                                            --------------  --------------
  Net cash provided by operating activities     4,151,806       4,068,797
                                            --------------  --------------
Investing activities:
  Capital contribution to joint venture
    with an affiliate                                             (26,096)
  Distributions from joint ventures
    with affiliates                               861,952       1,258,810
  Improvements to property                        (17,304)       (145,274)
                                            --------------  --------------
  Net cash provided by investing activities       844,648       1,087,440
                                            --------------  --------------
Financing activities:
  Distributions to Limited Partners            (3,126,740)     (3,126,740)
  Distributions to General Partner               (347,416)       (347,416)
  Payment of deferred expenses                                    (28,816)
                                            --------------  --------------
  Cash used in financing activities            (3,474,156)     (3,502,972)
                                            --------------  --------------
Net change in cash and cash equivalents         1,522,298       1,653,265
Cash and cash equivalents at beginning
  of period                                     9,862,343       8,268,552
                                            --------------  --------------
Cash and cash equivalents at end of period  $  11,384,641   $   9,921,817
                                            ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 are:

                                            Paid
                                    ----------------------
                                     Six Months   Quarter     Payable
                                    -----------   --------   ---------
   Reimbursement of expenses to
     the General Partner, at cost      $204,334  $204,334     $15,149

3. Subsequent Event:

In July 1995, the Partnership made a distribution of $2,362,136 ($2.65 per Taxable Interest and $3.52 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the second quarter of 1995. This distribution includes a regular quarterly distribution of $1.75 per Taxable Interest and $2.33 per Tax-exempt Interest from Net Cash Receipts, and a special distribution of $ .90 per Taxable Interest and $1.19 per Tax-exempt Interest from Net Cash Receipts reserves.

                      BALCOR EQUITY PENSION INVESTORS-III

                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-III A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $170,801,000 through the sale of Limited Partnership Interests. The Partnership funded four first mortgage loans, two of which were jointly funded with affiliates, and acquired five real property investments and a minority joint venture interest in another real property investment. All four properties collateralized by the Partnership's mortgage loans were acquired through foreclosure, including the loans funded jointly with affiliates, which were reclassified to investment in joint venture with affiliates. The Partnership currently has seven properties and three investments in joint ventures with affiliates in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
----------

Improved operations at several of the Partnership's properties as well as at two of the Partnership's investments in joint ventures with affiliates caused net income to increase during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Primarily as a result of higher rental rates at the Green Trails Apartments, rental income increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Improved operations at the 1275 K Street Office Building resulting from higher occupancy and rental rates, as well as improved operations at Perimeter 400 Office Center resulting from higher rental rates and lower repairs and maintenance costs, caused participation in income of joint ventures with affiliates to increase during the quarter ended June 30, 1995 as compared to the same period in 1994.

Due to higher average cash balances and higher interest rates, interest income on short-term investments increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Primarily as a result of legal fees incurred by the Partnership relating to lawsuits involving the Partnership, administrative expense increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of June 30, 1995 as compared to December 31, 1994. Operating activities included cash flow from the operations of the Partnership's properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of the Parntership's share of operations from the properties owned through joint ventures with affiliates and improvements to one of the Partnership's commercial properties. Financing activities consisted of quarterly distributions to the Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the six months ended June 30, 1995 and 1994, all seven properties owned by the Partnership, and the three properties in which the Partnership holds minority joint venture interests, generated positive cash flow. Leasing costs of approximately $195,000 were incurred at the Ammendale Technology Park - Phase II Office Building during the first six months of 1994 to lease vacant space and renew existing tenant leases which were scheduled to expire in 1994. These costs were not included in classifying the cash flow performance of this property since they are non-recurring expenditures. Had these cost been included, this property would have operated at a marginal cash flow deficit during the first six months of 1994. As of June 30, 1995, the occupancy rates of the Partnership's residential properties ranged from 91% to 99% and the occupancy rates of the commercial properties ranged from 84% to 93%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

In July 1995, the Partnership paid a distribution of $2,362,136 ($2.65 per Taxable Interest and $3.52 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the second quarter for 1995. This distribution includes a regular quarterly distribution of $1.75 per Taxable Interest and $2.33 per Tax-exempt Interest from Net Cash Receipts, and a special distribution of $.90 per Taxable Interest and $1.19 per Tax-exempt Interest from Net Cash Receipts reserves. The level of the regular quarterly distribution was consistent with the amount distributed for the first quarter of 1995. Including the July 1995 distribution, Limited Partners have received cumulative distributions of Net Cash Receipts of $79.70 per $250 Taxable Interest and $106.07 per Tax-exempt Interest. There have been no distributions of Net Cash Proceeds. In July 1995, the Partnership also paid $196,845 to the General Partner as its distributive share of the Net Cash Receipts distributed for the second quarter of 1995 and made a contribution to the Repurchase Fund of $65,615. The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations as to which there can be no assurances.

During the quarter ended June 30, 1995, the General Partner, on behalf of the Partnership, used amounts placed in the Repurchase Fund to repurchase 769 interests from Limited Partners at a total cost of $141,275.

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

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended June 30, 1995.

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



                        By:  /s/Brian D. Parker
                             -----------------------------------
                             Brian D. Parker
                             Senior Vice President, and Chief Financial
                             Officer (Principal Accounting and Financial
                             Officer) of Balcor Equity Partners-III, the
                             General Partner



Date: August 14, 1995
      ----------------------