Form 10-Q
period 1995-09-30
BALCOR EQUITY PENSION INVESTORS III
filed 1995-11-14
CIK 768605

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                 (Unaudited)

                                    ASSETS

                                                1995             1994
                                           --------------  ---------------
Cash and cash equivalents                  $  11,169,648   $    9,862,343
Accounts and accrued interest receivable       1,737,685        2,331,185
Prepaid expenses, principally real
  estate taxes and insurance                     569,817          489,030
Deferred expenses, net of accumulated
  amortization of $293,590 in 1995 and
  $238,795 in 1994                               222,701          277,496
                                           --------------  ---------------
                                              13,699,851       12,960,054
                                           --------------  ---------------
Investment in real estate:
  Land                                        14,394,281       14,394,281
  Buildings and improvements                  81,103,631       80,871,376
                                           --------------  ---------------
                                              95,497,912       95,265,657
  Less accumulated depreciation               28,488,112       26,259,390
                                           --------------  ---------------
Investment in real estate, net of
  accumulated depreciation                    67,009,800       69,006,267
                                           --------------  ---------------
Investment in joint ventures with
  affiliates                                  23,045,207       23,302,601
                                           --------------  ---------------
                                           $ 103,754,858   $  105,268,922
                                           ==============  ===============

                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     225,296   $      587,400
Due to affiliates                                 30,560          102,973
Accrued liabilities, principally
  real estate taxes                              456,598          514,034
Security deposits                                328,985          305,383
                                           --------------  ---------------
    Total liabilities                          1,041,439        1,509,790

Partners' capital (683,204 Limited
  Partnership Interests issued and
  outstanding)                               102,713,419      103,759,132
                                           --------------  ---------------
                                           $ 103,754,858   $  105,268,922
                                           ==============  ===============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-III
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
            for the nine months ended September 30, 1995 and 1994
                                 (Unaudited)

                                                1995             1994
                                           --------------   --------------
Income:
  Rental                                   $   9,667,032    $   9,471,533
  Service                                      1,967,152        1,997,001
  Participation in income of joint
    ventures with affiliates                   1,354,407        1,195,507
  Interest on short-term investments             463,076          269,911
                                           --------------   --------------
      Total income                            13,451,667       12,933,952
                                           --------------   --------------
Expenses:
  Depreciation                                 2,228,722        2,246,453
  Amortization of deferred expenses               54,795           54,359
  Property operating                           3,739,739        4,008,234
  Real estate taxes                            1,250,734        1,290,806
  Property management fees                       535,653          519,991
  Administrative                                 588,985          506,319
                                           --------------   --------------
      Total expenses                           8,398,628        8,626,162
                                           --------------   --------------
Net income                                 $   5,053,039    $   4,307,790
                                           ==============   ==============
Net income allocated to General Partner    $     747,198    $     673,373
                                           ==============   ==============
Net income allocated to Limited Partners   $   4,305,841    $   3,634,417
                                           ==============   ==============
Net income per Limited Partnership Interest
  (683,204 issued and outstanding)         $        6.30    $        5.32
                                           ==============   ==============
Distributions to General Partner           $     609,876    $     521,124
                                           ==============   ==============
Distributions to Limited Partners          $   5,488,876    $   4,690,110
                                           ==============   ==============
Distributions per Limited Partnership
  Interest:
    Taxable                                $        6.15    $        5.25
                                           ==============   ==============
    Tax-exempt                             $        8.18    $        6.99
                                           ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-III
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                 (Unaudited)

                                                1995             1994
                                           --------------   --------------
Income:
  Rental                                   $   3,269,756    $   3,228,938
  Service                                        626,654          650,901
  Participation in income of joint
    ventures with affiliates                     354,541          267,121
  Interest on short-term investments             158,100          112,270
                                           --------------   --------------
      Total income                             4,409,051        4,259,230
                                           --------------   --------------
Expenses:
  Depreciation                                   742,907          754,276
  Amortization of deferred expenses               18,265           18,383
  Property operating                           1,245,981        1,463,785
  Real estate taxes                              395,764          431,929
  Property management fees                       185,228          176,714
  Administrative                                 167,449          195,708
                                           --------------   --------------
      Total expenses                           2,755,594        3,040,795
                                           --------------   --------------
Net income                                 $   1,653,457    $   1,218,435
                                           ==============   ==============
Net income allocated to General Partner    $     246,137    $     203,413
                                           ==============   ==============
Net income allocated to Limited Partners   $   1,407,320    $   1,015,022
                                           ==============   ==============
Net income per Limited Partnership Interest
  (683,204 issued and outstanding)         $        2.06    $        1.49
                                           ==============   ==============
Distribution to General Partner            $     262,460    $     173,708
                                           ==============   ==============
Distribution to Limited Partners           $   2,362,136    $   1,563,370
                                           ==============   ==============
Distribution per Limited Partnership
  Interest:
  Taxable                                  $        2.65    $        1.75
                                           ==============   ==============
  Tax-exempt                               $        3.52    $        2.33
                                           ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-III
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 1995 and 1994
                                 (Unaudited)

                                                1995             1994
                                           --------------   --------------
Operating activities:
  Net income                               $   5,053,039    $   4,307,790
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Participation in income of joint
        ventures with affiliates              (1,354,407)      (1,195,507)
      Depreciation of properties               2,228,722        2,246,453
      Amortization of deferred expenses           54,795           54,359
      Net change in:
        Accounts and accrued interest
          receivable                             593,500         (198,083)
        Prepaid expenses                         (80,787)          63,022
        Accounts payable                        (362,104)         121,138
        Due to affiliates                        (72,413)          91,993
        Accrued liabilities                      (57,436)         (52,522)
        Security deposits                         23,602           (2,542)
                                           --------------   --------------
  Net cash provided by operating activities    6,026,511        5,436,101
                                           --------------   --------------
Investing activities:
  Capital contribution to joint venture
    with an affiliate                                             (26,096)
  Distributions from joint ventures with
    affiliates                                 1,611,801        1,806,277
  Improvements to property                      (232,255)        (145,274)
                                           --------------   --------------
  Net cash provided by investing activities    1,379,546        1,634,907
                                           --------------   --------------
Financing activities:
  Distributions to Limited Partners           (5,488,876)      (4,690,110)
  Distributions to General Partner              (609,876)        (521,124)
  Payment of deferred expenses                                    (28,816)
                                           --------------   --------------
  Cash used in financing activities           (6,098,752)      (5,240,050)
                                           --------------   --------------
Net change in cash and cash equivalents        1,307,305        1,830,958
Cash and cash equivalents at beginning
  of period                                    9,862,343        8,268,552
                                           --------------   --------------
Cash and cash equivalents at end of period $  11,169,648    $  10,099,510
                                           ==============   ==============

    The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1994 financial statements in order to provide comparability with the 1995 statements. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended:

                                             Paid
                                   ------------------------
                                    Nine Months   Quarter     Payable
                                   -------------  --------   ---------
   Reimbursement of expenses to
     the General Partner, at cost      $241,177    $36,843     $30,560

3. Subsequent Event:

In October 1995, the Partnership made a distribution of $1,563,370 ($1.75 per Taxable Interest and $2.33 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the third quarter of 1995.

                      BALCOR EQUITY PENSION INVESTORS-III

                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-III A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $170,801,000 through the sale of Limited Partnership Interests. The Partnership funded four first mortgage loans, two of which were jointly funded with affiliates, and acquired five real property investments and a minority joint venture interest with an affiliate in another real property investment. All four properties collateralized by the Partnership's mortgage loans were acquired through foreclosure, including the loans funded jointly with affiliates, which were reclassified to investment in joint ventures with affiliates. The Partnership currently has seven properties and three investments in joint ventures with affiliates in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
----------

Improved operations at several of the Partnership's properties as well as at one of the Partnership's joint venture investments caused net income to increase during the nine months and quarter ended September 30, 1995 as compared to the same periods in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussion of fluctuations between 1995 and 1994 refer to both the nine months and quarters ended September 30, 1995 and 1994.

Primarily as a result of higher rental rates at the Green Trails Apartments, rental income increased during the nine months ended September 30, 1995 as compared to the same period in 1994.

Improved operations at the Westech 360 Office Buildings resulting from higher rental rates caused participation in income of joint ventures with affiliates to increase during 1995 as compared to 1994.

Due to higher average cash balances and higher average interest rates, interest income on short-term investments increased during 1995 as compared to 1994.

As a result of decreased leasing costs and repairs at the Erindale Centre Shopping Center, property operating expense decreased during the quarter ended September 30, 1995 when compared to the same period in 1994.

Primarily as a result of legal fees incurred during 1995 by the Partnership relating to lawsuits involving the Partnership, administrative expense increased during the nine months ended September 30, 1995 as compared to the same period in 1994. However, due to the timing of the recognition of third party accounting fees, administrative expense decreased during the third quarter of 1995 as compared to the same period in 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of September 30, 1995 as compared to December 31, 1994. The Partnership generated cash flow from the operation of its properties, which include the Partnership's investments in joint ventures, and funded distributions to the Limited Partners and the General Partner.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the nine months ended September 30, 1995 and 1994, all seven properties owned by the Partnership, and the three properties in which the Partnership holds minority joint venture interests, generated positive cash flow. As of September 30, 1995, the occupancy rates of the Partnership's residential properties ranged from 94% to 99% and the occupancy rates of the commercial properties ranged from 91% to 98%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

In October 1995, the Partnership paid a distribution of $1,563,370 ($1.75 per Taxable Interest and $2.33 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the third quarter of 1995. The level of this regular quarterly distribution is consistent with the amount distributed for the second quarter of 1995. Including the October 1995 distribution, Limited Partners have received cumulative distributions of Net Cash Receipts of $81.45 per $250 Taxable Interest and $108.40 per Tax-exempt Interest. There have been no distributions of Net Cash Proceeds. In October 1995, the Partnership also paid $130,281 to the General Partner as its distributive share of the Net Cash Receipts distributed for the third quarter of 1995 and made a contribution to the Repurchase Fund of $43,427. The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations as to which there can be no assurances.

During the nine months ended September 30, 1995, the General Partner, on behalf of the Partnership, used amounts placed in the Repurchase Fund to repurchase 1,667 interests from Limited Partners at a cost of $310,242.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on form 8-K: A Current Report on Form 8-K dated September 14, 1995, as amended by Form 8-K/A dated October 27, 1995, was filed reporting a change in the Registrant's certifying public accountants.

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



Date: November 14, 1995
      ----------------------