Form 10-K
period 1995-12-31
BALCOR EQUITY PENSION INVESTORS III
filed 1996-04-01
CIK 768605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------
Commission file number 0-14348
                       -------

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                      36-3354308
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                       60015
- ----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

Item 1. Business
- ----------------

Balcor Equity Pension Investors-III A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1985 under the laws of the State of Illinois. The Registrant raised $170,801,000 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of income-producing real property, and all information included in this report relates to this industry segment.

The Registrant originally funded four first mortgage loans, two of which were jointly funded with affiliates, and acquired five real property investments and a minority joint venture interest in another real property investment. Two properties were acquired through foreclosure and the two remaining loans were reclassified to investment in joint ventures with affiliates. The Registrant has seven properties and three investments in joint ventures with affiliates in its portfolio as of December 31, 1995. See Item 2. Properties for additional information. The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

Overall, the investment real estate market saw gradual improvement over the last year. This improvement has taken place in an environment of generally low interest rates and little or no new supply, parameters which may not exist in the next few years. Demand for real estate space, while projected to improve in line with the overall economy, is also vulnerable to external forces. The major challenges facing the real estate industry today include increased international competition, corporate restructurings, new computer and communications technologies, an aging population and potential revisions of
the tax code.   In addition, the increased flow of capital to real estate
through new vehicles such as commercial mortgage-backed securities and REITs could spur new construction at unsupportable levels, as well as impact existing property values.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

With virtually no new construction over the past few years, the national office market has experienced consistently rising occupancy rates and, recently, rising rental rates. Investor interest has also returned, typically preferring suburban buildings over their downtown counterparts. Except for properties built for a specific tenant, the economic feasibility of new construction in most markets is still several years away. Build-to-suit construction for large companies currently in leased space could restrict office appreciation rates over the next few years. In addition, increased vacancies could result from companies who restructure their workforce in order to reduce their occupancy costs.

Shopping centers are the most troubled asset class in real estate currently. Unlike other asset classes, construction of power shopping centers, those with a preponderance of "big box" retailers, occurred at a brisk pace during the early 1990s, and now a shake-out of retailers is taking place. Retailers posted lackluster sales in 1995, particularly in the latter half of the year, and similar results are expected for 1996. The slight rise in interest rates in 1995 also contributed to low sales growth in interest rate sensitive sectors such as automobiles and home furnishings. Nevertheless, retail properties are particularly unique, and those with strong tenant alignments should better weather the current slowdown. In the long-term, however, retail real estate is also vulnerable to technological changes (e.g. home shopping) which could drastically alter the retail distribution system.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Partnership's residential properties. Additionally, the General Partner will explore the sale of its commercial properties over the next year if market conditions are favorable.

Activity for the purchase of limited partnership interests ("tender offers") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to limited partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

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

Item 2. Properties
- ------------------
As of December 31, 1995, the Registrant owns the seven properties described below:

Location                     Description of Property
- --------                     -----------------------

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

The Registrant also holds minority joint venture interests in the 1275 K Street Office Building, Washington, D.C.; the Westech 360 Office Buildings, Austin, Texas; and the Perimeter 400 Center, Fulton County, Georgia. See Note 6 of Notes to Financial Statements for additional information.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
- -------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1995.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------
No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see Item 7. Liquidity and Capital Resources.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 33,869.


Item 6. Selected Financial Data
- -------------------------------
                                      Year ended December 31,
                    ----------------------------------------------------------
                       1995        1994        1993        1992        1991
                    ----------  ----------  ----------  ----------  ----------
Total income       $17,804,510 $16,938,456 $16,634,266 $12,253,384  $8,834,696
Provision for
  investment
  property
  writedowns              None        None   2,700,000   6,700,000   3,900,000
Income (loss)
  before loss
  on sale of
  property           6,150,471   4,820,354   2,288,740  (5,152,193) (4,879,581)
Net income (loss)    6,150,471   4,820,354   2,288,740  (5,327,305) (4,879,581)
Net income (loss)
  per Limited
  Partnership
  Interest                7.63        5.88        2.17       (8.87)      (8.33)
Total assets       103,241,269 105,268,922 107,200,193 112,597,525 126,679,218
Distributions per
  taxable Limited
  Partnership
  Interest (A)            7.90        7.00        7.50        9.25       10.00
Distributions per
  tax-exempt
  Limited
  Partnership
  Interest (A)           10.51        9.32        9.98       12.30       13.32

(A) No distributions of original capital were made in any of the last five years.

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Operations
- ----------

Summary of Operations
- ---------------------

Improved property operations at several of the properties held by Balcor Equity Pension Investors-III A Real Estate Limited Partnership (the "Partnership") and at one of the Partnership's joint venture properties caused net income to increase in 1995 as compared to 1994. During 1993, the Partnership recognized a provision for investment property writedown on the Ammendale Technology Park-Phase II office building, which was the primary reason for the increase in net income during 1994 as compared to 1993. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- ---------------------

Primarily as a result of higher rental rates at the Green Trails Apartments, rental income increased during 1995 as compared to 1994.

Improved operations at the Westech 360 Office Buildings resulting from higher rental rates, and a recovery of a provision related to the change in the estimate of the fair value of the Perimeter 400 Center Office Building, caused participation in income of joint ventures with affiliates to increase during 1995 as compared to 1994.

Due to higher average cash balances and higher average interest rates, interest income on short-term investments increased during 1995 as compared to 1994.

As a result of decreased leasing costs and repairs and maintenance expenditures at the Erindale Centre Shopping Center and lower advertising costs and repairs and maintenance expenditures at the Arborland Consumer Mall, property operating expense decreased during 1995 as compared to 1994.

The seller/joint venture partner of the Arborland Consumer Mall shares in the cash flow of the property after the Partnership receives a preferential distribution. The joint venture has retained a portion of the cash flow generated at the property to fund leasing costs anticipated to be incurred in the near future, and consequently, no distributions were made to the joint venture partner in 1995 and 1994. As a result, no seller's participation from the joint venture was recognized during 1995 and 1994.

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

As a result of higher lobby, hallway and common area expenditures at the Bingham Farms Office Plaza-Phase IV and increased leasing activity and basement repairs at the Erindale Centre shopping center, property operating expense increased during 1994 as compared to 1993. This increase was partially offset by a decrease in maintenance costs at the Green Trails Apartments, which had extensive exterior painting work completed in 1993.

During 1993, the Partnership recognized a provision for investment property writedown on the Ammendale Technology Park-Phase II office building of $2,700,000.

Higher accounting, legal and portfolio management fees were the primary reasons for the increase in administrative expense during 1994 as compared to 1993. This increase was partially offset by a decrease in data processing costs.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased as of December 31, 1995 as compared to December 31, 1994. The cash flow provided by the Partnership's operating activities includes cash flow from the operations of the Partnership's properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of the Partnership's share of distributions from and contributions to joint ventures with affiliates, and improvements at certain of the Partnership's properties. Financing activities consisted of quarterly distributions to the Limited Partners and the General Partner.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the years ended December 31, 1995 and 1994, all seven properties owned by the Partnership, and the three properties in which the Partnership holds minority joint venture interests, generated positive cash flow.

As of December 31, 1995, the occupancy rates of the Partnership's residential properties ranged from 92% to 99% and the occupancy rates of the commercial properties ranged from 86% to 96%. Many rental markets continue to remain extremely competitive, therefore the General Partner's goals are to maintain high occupancy levels while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Partnership's residential properties. Additionally, the General Partner will explore the sale of its commercial properties over the next year if market conditions are favorable.

The Partnership made four distributions from Net Cash Receipts totaling $7.90 and $10.51 per Taxable and Tax-exempt Interest, respectively, in 1995 as compared to $7.00 and $9.32 per Taxable and Tax-exempt Interest, respectively in 1994 and $7.50 and $9.98 per Taxable and Tax-exempt Interest, respectively, in 1993. See Statements of Partners' Capital for additional information. Net Cash Receipts distributions increased in 1995 as compared to 1994 due to a special distribution made from Net Cash Receipts reserves in 1995. Net Cash Receipts distributions decreased in 1994 as compared to 1993 due to decreased cash flow generated by the Partnership's loans and properties.

In January 1996, the Partnership paid a distribution of $1,563,370 ($1.75 per Taxable Interest and $2.33 per Tax-exempt Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Net Cash Receipts for the fourth quarter of 1995. Including the January 1996 distributions, Limited Partners have received Net Cash Receipts distributions of $83.20 per $250 Taxable Interest and $110.73 per $250 Tax-exempt Interest. There have been no distributions of Net Cash Proceeds. In January 1996, the Partnership also paid $130,281 to the General Partner as its distributive share of the Net Cash Receipts distributed for the fourth quarter of 1995 and made a contribution to the Repurchase Fund of $43,427. The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations as to which there can be no assurances.

During 1995, the General Partner, on behalf of the Partnership, used amounts placed in the Repurchase Fund to repurchase 1,683 interests from Limited Partners at a cost of $313,330.

In 1995, the Financial Accounting Standards Board issued Statements No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1995          December 31, 1994
                      -----------------------    -----------------------
                      Financial        Tax        Financial       Tax
                      Statements     Returns      Statements    Returns
                     -----------   ----------     -----------   ----------
Total assets        $103,241,269  $136,998,206   $105,268,922 $154,489,777
Partners' capital
  accounts:
    General Partner      352,981       729,542        198,093      445,065
    Limited Partners 101,720,792   152,084,863    103,561,039  152,571,918
Net income:
    General Partner      938,472     1,068,061        802,970      873,055
    Limited Partners   5,211,999     6,565,191      4,017,384    4,852,822
    Per Limited Part-
      nership Interest       7.63           (A)          5.88           (A)


    (A) Net income is $9.74 per Tax-exempt Interest and $7.90 per Taxable Interest for 1995 and $7.11 per Tax-exempt Interest and $7.00 per Taxable Interest for 1994.


Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

On September 14, 1995, the Registrant approved the engagement of Coopers & Lybrand L.L.P. as its independent auditors for the fiscal year ending December 31, 1995 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Registrant effective September 14, 1995. The General Partner of the Registrant approved the change in auditors.

The reports of Ernst & Young LLP on the Registrant's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Registrant's financial statements for each of the two fiscal years ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners - III, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

         TITLE                              OFFICERS
         -----                              --------
Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.



Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers of Balcor Equity Partners-III, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------
(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Equity Partners-III (principally through the Repurchase Fund) and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:
                                  Amount
                               Beneficially
           Title of Class          Owned       Percent of Class
         -------------------  ---------------  ----------------
         Limited Partnership
             Interest         12,611 Interests        1.8%

Relatives and affiliates of the partners and officers of the General Partner do not own any additional interests.

(c) The Registrant is not aware of any arrangements, the operations of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K
- ------------------------------------------------------------------------

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

(16)Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Registration Statement 33-7133) is hereby incorporated herein by reference.

(27)Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K/A dated October 27, 1995, amending the Current Report on Form 8-K dated September 19, 1995 reporting a change in the Registrant's certifying accountants, was filed (Commission File No. 0-14348).

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

                         BALCOR EQUITY PENSION INVESTORS-III
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/Brian D. Parker
                             --------------------------------
                             Brian D. Parker
                             Senior Vice President, and Chief
                             Financial Officer (Principal
                             Accounting and Financial
                             Officer) of Balcor Equity Partners-III,
                             the General Partner

Date: March 29, 1996
      --------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
- ---------------------    -------------------------------     ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
/s/Thomas E. Meador      Partners-III, the General Partner  March 29, 1996
- --------------------                                        --------------
  Thomas E. Meador

                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial
                         Officer) of Balcor Equity
/s/Brian D. Parker       Partners-III, the General Partner  March 29, 1996
- --------------------                                        --------------
  Brian D. Parker

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Capital, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1995


Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Equity Pension Investors-III
A Real Estate Limited Partnership:

We have audited the balance sheet and the financial statement schedule of Balcor Equity Pension Investors-III A Real Estate Limited Partnership (An Illinois Limited Partnership) as of December 31, 1995 and the related statements of partners' capital, income and expenses, and cash flows for the year then ended. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsi-bility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-III A Real Estate Limited Partnership at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 23, 1996

                        REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Equity Pension Investors-III
A Real Estate Limited Partnership:

We have audited the accompanying balance sheet of Balcor Equity Pension Investors-III A Real Estate Limited Partnership (An Illinois Limited Partnership) as of December 31, 1994 and the related statements of partners' capital, income and expenses and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Balcor Equity Pension Investors-II, an affiliate, which is the majority joint venturer of the partnerships which own the 1275 K Street and Westech 360 Investments. The Partnership's share of the combined operating income of these joint ventures included in the accompanying 1994 and 1993 statements of income and expenses totaled approximately $919,000 and $1,235,000, respectively. The financial statements of Balcor Equity Pension Investors-II were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the aforementioned investments in joint ventures, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and on the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-III A Real Estate Limited Partnership at December 31, 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                   ERNST & YOUNG LLP

Chicago, Illinois
March 20, 1995








                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Equity Pension Investors-III
A Real Estate Limited Partnership:

We have audited the balance sheet of Balcor Equity Pension Investors-II A Real Estate Limited Partnership (An Illinois Limited Partnership) at December 31, 1994 and the related statements of partners' capital, income and expenses and cash flows for each of the two years in the period ended December 31, 1994 (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-II A Real Estate Limited Partnership at December 31, 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.






                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 20, 1995

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS
                                                 1995            1994
                                            --------------  --------------
Cash and cash equivalents                   $  11,280,395   $   9,862,343
Accounts and accrued interest receivable        1,775,121       2,331,185
Prepaid expenses, principally real
  estate taxes and insurance                      531,549         489,030
Deferred expenses, net of accumulated
  amortization of $311,855 in 1995 and
  $238,795 in 1994                                204,436         277,496
                                            --------------  --------------
                                               13,791,501      12,960,054
                                            --------------  --------------
Investment in real estate:
  Land                                         14,394,281      14,394,281
  Buildings and improvements                   81,277,182      80,871,376
                                            --------------  --------------
                                               95,671,463      95,265,657
  Less accumulated depreciation                29,238,934      26,259,390
                                            --------------  --------------
Investment in real estate, net of
  accumulated depreciation                     66,432,529      69,006,267

Investment in joint ventures with
  affiliates                                   23,017,239      23,302,601
                                            --------------  --------------
                                            $ 103,241,269   $ 105,268,922
                                            ==============  ==============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     289,191   $     587,400
Due to affiliates                                  29,973         102,973
Accrued liabilities, principally
  real estate taxes                               519,233         514,034
Security deposits                                 329,099         305,383
                                            --------------  --------------
    Total liabilities                           1,167,496       1,509,790
                                            --------------  --------------
Limited Partners' capital (683,204
  Interests issued and outstanding)           101,720,792     103,561,039

General Partner's capital                         352,981         198,093
                                            --------------  --------------
    Total partners' capital                   102,073,773     103,759,132
                                            --------------  --------------
                                            $ 103,241,269   $ 105,268,922
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1995, 1994, and 1993


                                     Partners' Capital Accounts
                            ----------------------------------------------
                                               General         Limited
                                 Total         Partner         Partners
                            -------------- -------------- ----------------
Balance at December 31,
  1992                      $ 111,038,944  $      25,238  $   111,013,706

Cash distributions to:
  Limited Partners (A)         (6,696,534)                     (6,696,534)
  General Partner                (744,060)      (744,060)

Net income for the year
  ended December 31, 1993       2,288,740        808,777        1,479,963
                            -------------- -------------- ----------------
Balance at December 31,
  1993                        105,887,090         89,955      105,797,135

Cash distributions to:
  Limited Partners (A)         (6,253,480)                     (6,253,480)
  General Partner                (694,832)      (694,832)

Net income for the year
  ended December 31, 1994       4,820,354        802,970        4,017,384
                            -------------- -------------- ----------------
Balance at December 31,
  1994                        103,759,132        198,093      103,561,039

Cash distributions to:
  Limited Partners (A)         (7,052,246)                     (7,052,246)
  General Partner                (783,584)      (783,584)

Net income for the year
  ended December 31, 1995       6,150,471        938,472        5,211,999
                            -------------- -------------- ----------------
Balance at December 31,
  1995                      $ 102,073,773  $     352,981  $   101,720,792
                            ============== ============== ================

(A)  Summary of cash distributions paid per Interest:


                                  1995           1994            1993
                            -------------- -------------- ----------------
Taxable
- -------------
First Quarter               $        1.75  $        1.75  $          2.25
Second Quarter                       1.75           1.75             1.75
Third Quarter                        2.65           1.75             1.75
Fourth Quarter                       1.75           1.75             1.75


Tax-Exempt
- -------------
First Quarter                        2.33           2.33             2.99
Second Quarter                       2.33           2.33             2.33
Third Quarter                        3.52           2.33             2.33
Fourth Quarter                       2.33           2.33             2.33



The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994, and 1993


                                  1995           1994             1993
                            -------------- -------------- ----------------
Income:
  Rental                    $  12,986,774  $  12,650,105  $    12,618,664
  Service                       2,445,471      2,508,431        2,550,841
  Participation in income
    of joint ventures
    with affiliates             1,757,775      1,382,726        1,188,674
  Interest on short-term
    investments                   614,490        397,194          276,087
                            -------------- -------------- ----------------
    Total income               17,804,510     16,938,456       16,634,266
                            -------------- -------------- ----------------

Expenses:
  Depreciation                  2,979,544      2,971,629        2,999,530
  Amortization of deferred
    expenses                       73,060         72,623           65,379
  Property operating            5,461,616      5,925,587        5,441,265
  Real estate taxes             1,696,995      1,668,374        1,705,695
  Property management fees        715,113        707,876          695,168
  Provision for investment
    property writedown                                          2,700,000
  Administrative                  727,711        772,013          701,252
                            -------------- -------------- ----------------
    Total expenses             11,654,039     12,118,102       14,308,289
                            -------------- -------------- ----------------
Income before seller's
  participation in income
  from joint venture            6,150,471      4,820,354        2,325,977

Seller's participation in
  income from joint
  venture                                                         (37,237)
                            -------------- -------------- ----------------
Net income                  $   6,150,471  $   4,820,354  $     2,288,740
                            ============== ============== ================
Net income allocated to
  General Partner           $     938,472  $     802,970  $       808,777
                            ============== ============== ================
Net income allocated to
  Limited Partners          $   5,211,999  $   4,017,384  $     1,479,963
                            ============== ============== ================
Net income per Limited
  Partnership (683,204
  issued and outstanding)   $        7.63  $        5.88  $          2.17
                            ============== ============== ================

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994, and 1993

                                  1995           1994            1993
                            -------------- -------------- ----------------
Operating activities:
  Net income                $   6,150,471  $   4,820,354  $     2,288,740
  Adjustments to recon-
    cile net income to
    net cash provided by
    operating activities:
      Seller's particip-
       ation in income
       from joint venture                                          37,237
      Participation in
       income of joint
       ventures with
       affiliates              (1,757,775)    (1,382,726)      (1,188,674)
      Depreciation of
       properties               2,979,544      2,971,629        2,999,530
      Amortization of
       deferred expenses           73,060         72,623           65,379
      Provision for
       investment property
       writedown                                                2,700,000
      Payment of leasing
       commissions                               (28,816)         (31,263)
      Net change in:
        Accounts and
          accrued interest
          receivable              556,064        (35,916)        (912,183)
        Prepaid expenses          (42,519)       (18,105)         134,055
        Accounts payable         (298,209)       169,683         (193,814)
        Due to affiliates         (73,000)        11,423           31,864
        Accrued liabilities         5,199          3,507          (83,332)
        Security deposits          23,716         12,074             (196)
                            -------------- -------------- ----------------
  Net cash provided by
    operating activities        7,616,551      6,595,730        5,847,343
                            -------------- -------------- ----------------

Investing activities:
  Capital contribution to
    joint venture with
    an affiliate                  (17,347)       (26,096)        (257,697)
  Distributions from joint
    ventures with affil-
    iates                       2,060,484      2,134,932        1,491,606
  Improvements to properties     (405,806)      (162,463)
                            -------------- -------------- ----------------
  Net cash provided by
    investing activities        1,637,331      1,946,373        1,233,909
                            -------------- -------------- ----------------

Financing activities:
  Distributions to
    Limited Partners           (7,052,246)    (6,253,480)      (6,696,534)
  Distributions to
    General Partner              (783,584)      (694,832)        (744,060)
  Distributions to joint
   venture partner -
   seller                                                         (37,237)
                            -------------- -------------- ----------------
  Cash used in financing
    activities                 (7,835,830)    (6,948,312)      (7,477,831)
                            -------------- -------------- ----------------
Net change in cash and
  cash equivalents              1,418,052      1,593,791         (396,579)
Cash and cash equivalents
  at beginning of year          9,862,343      8,268,552        8,665,131
                            -------------- -------------- ----------------
Cash and cash equivalents
  at end of year            $  11,280,395  $   9,862,343  $     8,268,552
                            ============== ============== ================


The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



1. Nature of the Partnership's Business:

Balcor Equity Pension Investors-III A Real Estate Limited Partnership (the "Partnership") is engaged principally in the operation of residential, commercial and retail real estate located in various markets within the United States.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Depreciation expense is computed using the straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:


               Buildings and improvements       20 to 31 years
               Furniture and fixtures           4 to 5 years


Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

As properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles.

(c) Loan losses on mortgage notes receivable were charged to income when the General Partner believed the loan balance would not be recovered. The General Partner assessed the collectibility of each loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan. Upon foreclosure, the loan balance was transferred to real estate, after the fair value of the property less costs of disposal was assessed. Upon the transfer to real estate, a new basis in the property was established. Consistent with the Partnership's investment objectives to own income-producing real property to be held for long-term appreciation, real estate acquired through foreclosure is recorded as investment in real estate.

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return which considers economic and demographic conditions in the market. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Investment in joint ventures with affiliates represents the Partnership's 39.48%, 43.3% and 21.95% interests, under the equity method of accounting, in three joint ventures with affiliated partnerships. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(e) Deferred expenses consist of leasing commissions which are amortized over the life of each respective lease.

(f) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements from operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(g) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(h) Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash and cash equivalents are primarily invested in commercial paper, approximately 40% of which is with one issuer.

(i) The Partnership is not liable for Federal income taxes and each Partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(j) Several reclassifications have been made to the previously reported 1994 and 1993 financial statements to conform with the classifications used in 1995. These reclassifications have not changed the 1994 and 1993 results.

3. Partnership Agreement:

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

The Partnership Agreement provides for different allocations of profits and losses and Net Cash Receipts and Net Cash Proceeds distributions to Limited Partners depending on whether the investor originally acquiring the Interest was a taxable or tax-exempt entity.

"Net Cash Receipts" available for distribution are distributed as follows: 90% to Limited Partners, 7.5% to the General Partner as its distributive share from Partnership operations and an additional 2.5% to the General Partner for allocation to the Repurchase Fund which may be used to repurchase Interests from Limited Partners pursuant to the terms set forth in the Partnership Agreement.

At the sole discretion of the General Partner and subject to certain limitations, amounts placed in the Repurchase Fund are available to be used to repurchase Interests from existing Limited Partners. During 1995, the General Partner used amounts placed in the Repurchase Fund to repurchase 1,683 Interests from Limited Partners at a cost of $313,330. An amount not to exceed the amount originally allocated to the Repurchase Fund will be returned to the Partnership at liquidation, if necessary, to permit payment to the Limited Partners of their "Original Capital" plus any deficiency in their "Liquidation Preference" as defined in the Partnership Agreement.

Subject to the provisions of the Partnership Agreement, "Net Cash Proceeds" which are available for distribution will be distributed only among the Limited Partners until such time as the Limited Partners have received a return of their "Original Capital" and their "Liquidation Preference"; thereafter, the remaining "Net Cash Proceeds" will be distributed 90% to the Limited Partners and 10% to the General Partner. Net Cash Proceeds will be distributed among Taxable and Tax-exempt Limited Partners in accordance with the Partnership Agreement. The General Partner's share of Net Cash Proceeds shall be returned to the Partnership if necessary to permit payment to the Limited Partners of any deficiency in the return of their Original Capital and Preferential Cumulative Distributions.

4. Management Agreements:

As of December 31, 1995, all of the properties owned by the Partnership are under management agreements with third-party management companies. These management agreements provide for annual fees of 5% of gross operating receipts for residential properties, and 3% to 6% of gross operating receipts for commercial and retail properties.

5. Seller's Participation in Joint Venture:

The Arborland Consumer Mall is owned by a joint venture between the Partnership and the seller. Consequently, the seller retains an interest in the property through its interest in the joint venture. All assets, liabilities, income and expenses of the joint venture are included in the financial statements of the Partnership with the appropriate deduction from income or loss, if any, for the seller's participation in the joint venture. The seller shares in the cash flow of the property only after the Partnership receives a preferential distribution. The Partnership made no distribution to the seller in 1995 or 1994. During 1993, the Partnership made a distribution to the seller of $37,237.

6. Investment in Joint Ventures with Affiliates:

(a) In 1986, the Partnership and an affiliate acquired the 1275 K Street Office Building. Profits and losses, all capital contributions and distributions are allocated in accordance with the participants' original funding percentages. The Partnership's sharing percentage is 39.48%. During 1995, 1994, and 1993, the Partnership received distributions from this joint venture totaling $1,240,391, $1,379,998, and $1,075,474, respectively.

(b) In 1988, the Partnership and an affiliate acquired the Westech 360 Office Building. Profits and losses, all capital contributions and distributions are allocated in accordance with the participants' original funding percentages. The Partnership's sharing percentage is 43.3%. During 1995, 1994, and 1993, the Partnership received distributions from this joint venture totaling $357,562, $290,889, and $308,273, respectively.

(c) In 1990, the Partnership and an affiliate acquired the Perimeter 400 Office Center. Profits and losses, all capital contributions and distributions are allocated in accordance with the participants' original funding percentages. The Partnership's sharing percentage is 21.95%. During 1995, the Partnership recognized income of $145,968 as its share of the recovery related to the change in the estimate of the fair value of the property. During 1993, the Partnership recognized a loss of $145,968 as its share of the reduction in the carrying value of the property. These amounts are included in the Partnership's participation in income of joint venture with affiliates. In addition, during 1995, 1994, and 1993, the Partnership received distributions from this joint venture totaling $462,531, $464,045, and $107,860, respectively; and made contributions of $17,347, $26,096, and $257,697, respectively.

The following information has been summarized from the financial statements of the joint ventures:
                                       1995         1994         1993
                                    ----------   ----------   ----------
    Net investment in real estate
      as of December 31            $67,113,953  $68,282,318  $69,149,078
    Total liabilities as of
      December 31                      650,669      751,926      596,505
    Total income                    14,167,508   13,124,088   12,843,241
    Net income before loss provisions2,424,601    4,437,187    3,524,043
    Net income                       2,424,601    4,437,187    2,859,043

7. Provision for Investment Property Writedowns:

In 1993, the Partnership determined that an impairment to the asset value of the Ammendale Technology Park-Phase II office buildings had occurred. As a result, the property was written down by $2,700,000, to an amount representing the Partnership's estimate of the property's fair value.

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1995 in the financial statements is $1,482,781 less than the tax income for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Property management fees None None $706,757 None $482,771 $43,232 Reimbursement of expenses to the General Partner,
  at cost:
    Accounting           $ 56,355 $ 4,277   77,188 $28,693   68,717   5,678
    Data processing        48,537   2,297   79,700  23,037  124,341  33,998
    Investment processing  46,869   8,340   16,063   1,290    8,413     695
    Investor communica-
      tions                 9,607    None   12,740   7,211   10,875     899
    Legal                  23,554   1,908   18,725  10,009   14,899   1,231
    Portfolio management  104,228  13,139   67,524  27,154   61,708   4,809
    Other                   7,597      12   27,922   5,579   12,203   1,008


The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program, however, the General Partner is reimbursed for expenses. The Partnership paid premiums to the deductible insurance program of $63,162, $89,149 and $60,460 in 1995, 1994 and 1993, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed six of the Partnership's properties until the affiliate was sold to a third party in November 1994.

10. Rentals under Operating Leases:

The Partnership receives rental income from the leasing of office and retail space under operating leases. The minimum future rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) to be received by the Partnership for Ammendale Technology Park-Phase II office building, Arborland Consumer Mall, Bingham Farms Office Plaza-Phase IV, and the Erindale Centre shopping center based on operating leases held at December 31, 1995 are approximately as follows:

                         1996         $  6,890,000
                         1997            6,300,000
                         1998            4,577,000
                         1999            2,216,000
                         2000            1,513,000
                         Thereafter      3,469,000
                                       -----------
                                      $ 24,965,000
                                       ===========

These rentals include amounts relating to land leases which the Partnership entered into with certain tenants of the shopping center.

Minimum rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales in excess of stipulated minimums. Percentage rentals were not significant during 1995, 1994 and 1993. The Partnership is subject to the usual business risks regarding the collection of these rentals.

Approximately 83% of the space at the Bingham Farms Office Plaza - Phase IV is leased to Allnet Communications Services, and 14% of the Partnership's total rental income recognized during 1995 relates to the Allnet lease. Allnet's lease extends through July 1998.

11. Fair Value of Financial Investments:

At December 31, 1995, the carrying value of cash and cash equivalents, accounts and accrued interest receivable, and accounts payable approximates fair value.

12. Subsequent Event:

In January 1996, the Partnership paid $1,563,370 to Limited Partners representing the regular quarterly distribution of available Net Cash Receipts of $1.75 per Taxable Interest and $2.33 per Tax-exempt Interest for the fourth quarter of 1995.

                                  BALCOR EQUITY PENSION INVESTORS-III
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
        Col. A                 Col. B          Col. C                        Col. D
- ---------------------         --------  --------------------   ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acquisition
                                        --------------------   ---------------------------------
                                                  Buildings               Carrying     Reduction
                               Encum-              and Im-     Improve-    Costs        of Basis
     Description              brances     Land    provements    ments       (a)           (b)
- ---------------------         -------   -------- ------------ ---------  ---------     ---------
Ammendale Technology
  Park-Phase II, three
  109,000 sq. ft. one-
  story ofc. bldgs. in
  Prince George's
  County, MD                    None  $4,642,744   $2,416,214   $ 391,233  $177,650  $(2,700,000)
Arborland Consumer Mall,
  348,000-sq. ft. mall
  in Ann Arbor, MI              None   2,400,000   18,344,680     375,059    85,161
Belmont Apts., 202-
  units in Renton, WA           None   1,011,730    7,672,086        None    12,317
Bingham Farms Office
  Plaza-Phase IV, 4-
  story 145,000-sq.
  ft. office bldg. in
  Bingham Farms, MI             None   1,000,000   17,180,850     959,441    15,047   (3,400,000)
Erindale Centre,
  167,000-sq. ft.
  shpg. cntr. in
  Colorado Springs, CO          None   2,630,000   14,710,425     280,901    86,273   (7,200,000)
Green Trails Apts.,
  440-units in
  Lisle, IL                     None   4,634,385   21,155,668        None   297,856
Westlake Meadows Apts.,
  162-units in Lake

  Oswego, OR                    None     900,000    7,557,445        None    34,298
                                     -----------  -----------  ----------  -------- ------------

    Total                            $17,218,859  $89,037,368  $2,006,634  $708,602 $(13,300,000)
                                     ===========  ===========  ==========  ======== ============
</TABLE

                                  BALCOR EQUITY PENSION INVESTORS-III
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
                                              (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H
- -------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                       Life Upon
                             Carried at Close of Period                                    Which Depre-
                              -------------------------------                               ciation in
                                    Buildings               Accumulated    Date     Date   Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-     Statement
    Description             Land  provements       (c)(d)      tion(d)   struction uired    is Computed
- -------------------       --------  ----------  -----------   ---------  --------- -----  --------------
Ammendale Technology
  Park-Phase II, three
  one-story ofc. bldgs.
  containing 109,000
  sq. ft. in Prince
  George's County, MD   $2,991,777 $ 1,936,064  $ 4,927,841 $   319,887     (e)   10/91(f)      (g)
Arborland Consumer Mall,
  348,000-sq. ft. mall
  in Ann Arbor, MI       2,409,853  18,795,049   21,204,902   9,109,524     (h)     5/86        (g)
Belmont Apts., 202-
  units in Renton, WA    1,013,169   7,682,963    8,696,132   3,050,773     1986    7/86        (g)
Bingham Farms Office
  Plaza-Phase IV, 4-
  story 145,000-sq.
  ft. office bldg. in
  Bingham Farms, MI        820,628  14,934,710   15,755,338   5,988,818     1982    1/86        (g)
Erindale Centre,
  167,000-sq. ft.
  shpg. cntr. in
  Colorado Springs, CO   1,567,300   8,940,298   10,507,598   5,178,039     (i)     9/86        (g)
Green Trails Apts.,
  440-units in
  Lisle, IL              4,687,909  21,400,000   26,087,909   2,812,180     1988  9/92(f)       (g)
Westlake Meadows Apts.,

  162-units in Lake
  Oswego, OR               903,645   7,588,098  8,491,743     2,779,713     1986    7/86        (g)
                       ----------- -----------  ----------- -----------
    Total              $14,394,281 $81,277,182  $95,671,463 $29,238,934
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

(c) The aggregate cost of land for Federal income tax purposes is $17,417,431 and the aggregate cost of buildings and improvements for Federal income tax purposes is $92,997,407. The total of these is $110,414,838.

                       (d)Reconciliation of Real Estate
                         -----------------------------
                                       1995         1994         1993
                                    ----------   ----------   ----------
    Balance at beginning of year   $95,265,657  $95,103,194  $97,803,194

    Additions during the year:
      Improvements                     405,806      162,463

    Deductions during the year:
      Investment property
        writedowns                                            (2,700,000)
                                   -----------  -----------    ---------
    Balance at end of year         $95,671,463  $95,265,657  $95,103,194
                                   ===========  ===========  ===========

                  Reconciliation of Accumulated Depreciation
                 ------------------------------------------
                                       1995         1994         1993
                                    ----------   ----------   ----------
    Balance at beginning of year   $26,259,390  $23,287,761  $20,288,231

    Depreciation expense for
      the year                       2,979,544    2,971,629    2,999,530
                                   -----------  -----------  -----------

    Balance at end of year         $29,238,934  $26,259,390  $23,287,761
                                   ===========  ===========  ===========

(e) The office buildings were completed in phases in 1985 and 1987.

(f) This property was acquired through foreclosure.

(g) Depreciation expense is computed based upon the following estimated useful lives:

               Buildings and improvements       20 to 31 years
               Furniture and fixtures             4 to 5 years

Depreciation expense for tenant improvements is computed using a straight-line method over the term of the lease.

(h) This consumer mall was completed in 1960 and enclosed in 1973.

(i) This shopping center was completed in phases in 1983 and 1985.