Form 10-Q
period 1996-03-31
BALCOR EQUITY PENSION INVESTORS III
filed 1996-05-15
CIK 768605

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------

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

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS
                                                 1996             1995
                                           -------------    -------------
Cash and cash equivalents                  $  12,587,650    $  11,280,395
Accounts and accrued interest receivable       1,373,997        1,775,121
Prepaid expenses, principally real
  estate taxes and insurance                     303,858          531,549
Deferred expenses, net of accumulated
  amortization of $330,120, 1996 and
  $311,855 in 1995                               186,171          204,436
                                           -------------    -------------
                                              14,451,676       13,791,501
                                           -------------    -------------
Investment in real estate:
  Land                                        14,394,281       14,394,281
  Buildings and improvements                  81,277,182       81,277,182
                                           -------------    -------------
                                              95,671,463       95,671,463
  Less accumulated depreciation               29,985,097       29,238,934
                                           -------------    -------------
Investment in real estate, net of
  accumulated depreciation                    65,686,366       66,432,529
                                           -------------    -------------
Investment in joint ventures with
  affiliates                                  23,102,280       23,017,239
                                           -------------    -------------
                                           $ 103,240,322    $ 103,241,269
                                           =============    =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     212,860    $     289,191
Due to affiliates                                 48,492           29,973
Accrued liabilities, principally
  real estate taxes                              625,300          519,233
Security deposits                                324,341          329,099
                                           -------------    -------------
     Total liabilities                         1,210,993        1,167,496
                                           -------------    -------------
Limited Partners' capital (683,204
  Interests issued and outstanding)          101,599,665      101,720,792

General Partner's capital                        429,664          352,981
                                           -------------    -------------
     Total partners' capital                 102,029,329      102,073,773
                                           -------------    -------------
                                           $ 103,240,322    $ 103,241,269
                                           =============    =============
The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)


                                                 1996             1995
                                           -------------    -------------
Income:
  Rental                                   $   3,306,814    $   3,170,369
  Service                                        546,788          629,344
  Participation in income of joint
    ventures with affiliates                     496,138          415,293
  Interest on short-term investments             144,575          144,899
                                           -------------    -------------
    Total income                               4,494,315        4,359,905
                                           -------------    -------------

Expenses:
  Depreciation                                   746,163          742,907
  Amortization of deferred expenses               18,265           18,265
  Property operating                           1,323,492        1,157,183
  Real estate taxes                              406,811          441,489
  Property management fees                       176,359          178,006
  Administrative                                 130,591          166,102
                                           -------------    -------------
    Total expenses                             2,801,681        2,703,952
                                           -------------    -------------
Net income                                 $   1,692,634    $   1,655,953
                                           =============    =============
Net income allocated to General Partner    $     250,391    $     246,053
                                           =============    =============
Net income allocated to Limited Partners   $   1,442,243    $   1,409,900
                                           =============    =============
Net income per Limited Partnership Interest
    (683,204 issued and outstanding)       $        2.11    $        2.06
                                           =============    =============
Distribution to General Partner            $     173,708    $     173,708
                                           =============    =============
Distribution to Limited Partners           $   1,563,370    $   1,563,370
                                           =============    =============
Distribution per Limited Partnership
  Interest:
    Taxable                                $        1.75    $        1.75
                                           =============    =============
    Tax Exempt                             $        2.33    $        2.33
                                           =============    =============






The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                 1996             1995
                                           -------------    -------------
Operating activities:
  Net income                               $   1,692,634    $   1,655,953
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Participation in income of joint
        ventures with affiliates                (496,138)        (415,293)
      Depreciation of properties                 746,163          742,907
      Amortization of deferred expenses           18,265           18,265
      Net change in:
        Accounts and accrued interest
          receivable                             401,124          356,073
        Prepaid expenses                         227,691          169,583
        Accounts payable                         (76,331)        (164,801)
        Due to affiliates                         18,519           38,803
        Accrued liabilities                      106,067          112,404
        Security deposits                         (4,758)          18,536
                                           -------------    -------------
  Net cash provided by operating activities    2,633,236        2,532,430
                                           -------------    -------------

Investing activities:
  Distributions from joint ventures with
    affiliates                                   411,097
  Improvements to property                                        (17,304)
                                           -------------    -------------
  Net cash provided by or used in
    investing activities                         411,097          (17,304)
                                           -------------    -------------

Financing activities:
  Distribution to Limited Partners            (1,563,370)      (1,563,370)
  Distribution to General Partner               (173,708)        (173,708)
                                           -------------    -------------
  Cash used in financing activities           (1,737,078)      (1,737,078)
                                           -------------    -------------
Net change in cash and cash equivalents        1,307,255          778,048
Cash and cash equivalents at beginning
  of period                                   11,280,395        9,862,343
                                           -------------    -------------
Cash and cash equivalents at end of period $  12,587,650    $  10,640,391
                                           =============    =============




The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 are:

                                            Paid       Payable
                                        -------------  --------
   Reimbursement of expenses to
     the General Partner, at cost         $24,981      $48,492


3. Investment in Joint Venture with Affiliates:

The Partnership owns a 39.48% joint venture interest in the 1275 K Street Office Building, a 43.3% joint venture interest in the Westech 360 Office Building and a 21.95% joint venture interest in the Perimeter 400 Center Office Building. The following information has been summarized from the financial statements of the joint ventures:

                                                     1996
                                                ------------

        Net investment in real estate
          as of March 31                         $67,113,953
        Total liabilities as of March 31             388,136
        Total income                               3,697,289
        Net income                                   826,806

4. Subsequent Event:

In April 1996, the Partnership made a distribution of $2,496,319 ($2.80 per Taxable Interest and $3.72 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the first quarter of 1996.

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

The Partnership's net income remained relatively unchanged during the quarter ended March 31, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

Primarily as a result of decreased tenant reimbursements at the Arborland Consumer Mall, service income decreased during 1996 as compared to 1995.

Participation in income of joint ventures with affiliates represents the Partnership's share of operations of the 1275 K Street, Westech 360 and Perimeter 400 office buildings. Operations at the Westech 360 and Perimeter 400 office buildings remained relatively unchanged during 1996 as compared to 1995. Improved operations at the 1275 K Street Office Building resulting from higher rental rates caused participation in income of joint ventures with affiliates to increase during 1996 as compared to 1995.

As a result of increased leasing costs at Bingham Farms Office Plaza - Phase IV, increased snow removal fees at the Ammendale Technology Park - Phase II Office Building and increased parking lot repairs and leasing costs at Erindale Center Shopping Center, property operating expense increased during 1996 as compared to 1995.

Primarily as a result of decreased legal and investor processing fees, administrative expenses decreased during 1996 as compared to 1995.

Liquidity and Capital Resources
- -------------------------------
The cash position of the Partnership increased by approximately $1,307,000 as of March 31, 1996 when compared to December 31, 1995. The Partnership generated cash flow totaling approximately $2,633,000 from its operating activities which represent the operations of the Partnership's properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of distributions received from joint ventures with affiliates of approximately $411,000 and financing activities consisted of quarterly distributions paid to Partners of approximately $1,737,000.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the quarters ended March 31, 1996 and 1995, all seven properties owned by the Partnership, and the three properties in which the Partnership holds minority joint venture interests, generated positive cash flow.

As of March 31, 1996, the occupancy rates of the Partnership's residential properties ranged from 93% to 99% and the occupancy rates of the commercial properties ranged from 95% to 99% except for the Arborland Consumer Mall which had an occupancy of 78%. Many rental markets continue to remain extremely competitive, therefore the General Partner's goals are to maintain high occupancy levels while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

In April 1996, the Partnership paid $2,496,319 ($2.80 per Taxable Interest and $3.72 per Tax-exempt Interest) to Limited Partners, representing the quarterly distribution of Net Cash Receipts for the first quarter of 1996. This distribution increased from the amount paid for the fourth quarter of 1995, primarily due to increased cash flow from the Partnership's properties during 1996 when compared to 1995. Including the April 1996 distribution, Limited Partners have received Net Cash Receipts distributions of $86.00 per $250 Taxable Interest and $114.45 per Tax-exempt Interest. There have been no distributions of Net Cash Proceeds. In April 1996, the Partnership also paid $208,027 to the General Partner as its distributive share of Net Cash Receipts distributed for the first quarter of 1996 and made a contribution to the Repurchase Fund of $69,342. The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations as to which there can be no assurances.

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate.

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

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 3 to the Registrant's Registration Statement on Form S-11 dated September 25, 1985 (Registration Statement No. 2-97579) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-14348) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended March 31, 1996.

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



Date:  May 15, 1996
      ----------------------