Form 10-Q
period 1996-06-30
BALCOR EQUITY PENSION INVESTORS III
filed 1996-08-14
CIK 768605

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------

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

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                1996             1995
                                           --------------   --------------
Cash and cash equivalents                  $  22,075,816    $  11,280,395
Accounts and accrued interest receivable       1,313,564        1,775,121
Prepaid expenses, principally real
  estate taxes and insurance                     218,187          531,549
Deferred expenses, net of accumulated
  amortization of $348,385 in 1996 and
  $311,855 in 1995                               167,906          204,436
                                           --------------   --------------
                                              23,775,473       13,791,501
                                           --------------   --------------
Investment in real estate:
  Land                                        13,490,636       14,394,281
  Buildings and improvements                  73,772,401       81,277,182
                                           --------------   --------------
                                              87,263,037       95,671,463
  Less accumulated depreciation               27,834,708       29,238,934
                                           --------------   --------------
Investment in real estate, net of
  accumulated depreciation                    59,428,329       66,432,529
                                           --------------   --------------
Investment in joint ventures with
  affiliates                                  23,071,660       23,017,239
                                           --------------   --------------
                                           $ 106,275,462    $ 103,241,269
                                           ==============   ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     218,368    $     289,191
Due to affiliates                                 53,941           29,973
Accrued liabilities, principally real
  estate taxes                                   464,599          519,233
Security deposits                                294,754          329,099
                                           --------------   --------------
    Total liabilities                          1,031,662        1,167,496
                                           --------------   --------------
Limited Partners' capital (683,204
  Interests issued and outstanding)          104,846,684      101,720,792
General Partner's capital                        397,116          352,981
                                           --------------   --------------
    Total partners' capital                  105,243,800      102,073,773
                                           --------------   --------------
                                           $ 106,275,462    $ 103,241,269
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                1996             1995
                                           --------------   --------------
Income:
  Rental                                   $   6,420,024    $   6,407,808
  Service                                      1,199,504        1,329,966
  Participation in income of joint
    ventures with affiliates                     981,508          999,866
  Interest on short-term investments             272,551          304,976
                                           --------------   --------------
    Total income                               8,873,587        9,042,616
                                           --------------   --------------
Expenses:
  Depreciation                                 1,480,483        1,485,815
  Amortization of deferred expenses               36,530           36,530
  Property operating                           2,832,392        2,493,758
  Real estate taxes                              834,718          854,970
  Property management fees                       351,287          350,425
  Administrative                                 505,387          421,536
                                           --------------   --------------
    Total expenses                             6,040,797        5,643,034
                                           --------------   --------------
Income before gain on sale of
  property                                     2,832,790        3,399,582

Gain on sale of property                       4,848,003
                                           --------------   --------------
Net income                                 $   7,680,793    $   3,399,582
                                           ==============   ==============

Net income allocated to General Partner    $     495,212    $     501,061
                                           ==============   ==============
Net income allocated to Limited Partners   $   7,185,581    $   2,898,521
                                           ==============   ==============
Net income per Limited Partnership Interest
  (683,204 issued and outstanding)         $       10.52    $        4.24
                                           ==============   ==============
Distributions to General Partner           $     451,077    $     347,416
                                           ==============   ==============
Distributions to Limited Partners          $   4,059,689    $   3,126,740
                                           ==============   ==============
Distributions per Limited Partnership
  Interest:
    Taxable                                $        4.55    $        3.50
                                           ==============   ==============
    Tax Exempt                             $        6.05    $        4.66
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (Unaudited)

                                               1996             1995
                                           --------------   --------------
Income:
  Rental                                   $   3,113,210    $   3,237,439
  Service                                        652,716          700,622
  Participation in income of joint
    ventures with affiliates                     485,370          584,573
  Interest on short-term investments             127,976          160,077
                                           --------------   --------------
    Total income                               4,379,272        4,682,711
                                           --------------   --------------
Expenses:
  Depreciation                                   734,320          742,908
  Amortization of deferred expenses               18,265           18,265
  Property operating                           1,508,900        1,336,575
  Real estate taxes                              427,907          413,481
  Property management fees                       174,928          172,419
  Administrative                                 374,796          255,434
                                           --------------   --------------
    Total expenses                             3,239,116        2,939,082
                                           --------------   --------------
Income before gain on sale of property         1,140,156        1,743,629

Gain on sale of property                       4,848,003
                                           --------------   --------------
Net income                                 $   5,988,159    $   1,743,629
                                           ==============   ==============
Net income allocated to General Partner    $     244,821    $     255,008
                                           ==============   ==============
Net income allocated to Limited Partners   $   5,743,338    $   1,488,621
                                           ==============   ==============
Net income per Limited Partnership Interest
  (683,204 issued and outstanding)         $        8.41    $        2.18
                                           ==============   ==============
Distribution to General Partner            $     277,369    $     173,708
                                           ==============   ==============
Distribution to Limited Partners           $   2,496,319    $   1,563,370
                                           ==============   ==============
Distribution per Limited Partnership
  Interest:
    Taxable                                $        2.80    $        1.75
                                           ==============   ==============
    Tax Exempt                             $        3.72    $        2.33
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                               1996             1995
                                           --------------   --------------
Operating activities:
  Net income                               $   7,680,793    $   3,399,582
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Gain on sale of property                (4,848,003)
      Participation in income of joint
        ventures with affiliates                (981,508)        (999,866)
      Depreciation of properties               1,480,483        1,485,815
      Amortization of deferred expenses           36,530           36,530
      Net change in:
        Accounts and accrued interest
          receivable                             461,557          441,201
        Prepaid expenses                         313,362          210,410
        Accounts payable                         (70,823)        (310,781)
        Due to affiliates                         23,968          (87,824)
        Accrued liabilities                      (54,634)         (47,056)
        Security deposits                        (34,345)          23,795
                                           --------------   --------------
  Net cash provided by operating activities    4,007,380        4,151,806
                                           --------------   --------------
Investing activities:
  Distributions from joint ventures
    with affiliates                              927,087          861,952
  Improvements to property                       (83,317)         (17,304)
  Proceeds from sale of property              10,800,000
  Payment of selling costs                      (344,963)
                                           --------------   --------------
  Net cash provided by investing activities   11,298,807          844,648
                                           --------------   --------------
Financing activities:
  Distributions to Limited Partners           (4,059,689)      (3,126,740)
  Distributions to General Partner              (451,077)        (347,416)
                                           --------------   --------------
  Cash used in financing activities           (4,510,766)      (3,474,156)
                                           --------------   --------------
Net change in cash and cash equivalents       10,795,421        1,522,298
Cash and cash equivalents at beginning
  of period                                   11,280,395        9,862,343
                                           --------------   --------------
Cash and cash equivalents at end of period $  22,075,816    $  11,384,641
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:

                                           Paid
                                   -----------------------
                                     Six Months    Quarter     Payable
                                    ------------  ---------   ----------

   Reimbursement of expenses to
     the General Partner, at cost       $90,921   $65,940     $53,941


3. Investment in Joint Venture with Affiliates:

The Partnership owns a 39.48% joint venture interest in the 1275 K Street Office Building, a 43.3% joint venture interest in the Westech 360 Office Building and a 21.95% joint venture interest in the Perimeter 400 Center Office Building. The following information has been summarized from the financial statements of the joint ventures:

                                                     1996
                                                ------------
        Net investment in real estate
          as of June 30                          $66,529,772
        Total liabilities as of June 30              750,910
        Total income                               7,716,214
        Net income                                 1,677,893

4. Property Sale:

In June 1996, the Partnership sold the Westlake Meadows Apartments in an all cash sale for $10,800,000. From the proceeds of the sale, the Partnership paid $344,963 in selling costs. The basis of the property was $5,607,034 which is net of accumulated depreciation of $2,884,709. For financial statement purposes, the Partnership recognized a gain of $4,848,003 from the sale of this property.

5. Subsequent Events:

(a) In July 1996, the Partnership made a distribution of $2,496,319 ($2.80 per Taxable Interest and $3.72 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the second quarter of 1996.

(b) In July 1996, the Partnership sold the Green Trails Apartments in an all cash sale for $33,050,000. From the proceeds of the sale, the Partnership incurred $855,400 in closing costs. For financial statement purposes, the Partnership will recognize a gain of approximately $9,348,000 from the sale of this property during the third quarter of 1996.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-III A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $170,801,000 through the sale of Limited Partnership Interests. The Partnership funded four first mortgage loans, two of which were jointly funded with affiliates, and acquired five real property investments and a minority joint venture interest with an affiliate in another real property investment. All four properties collateralized by the Partnership's mortgage loans were acquired through foreclosure, including the loans funded jointly with affiliates, which were reclassified to investment in joint ventures with affiliates. During 1996, the Partnership sold two properties, one in June and one in July. The Partnership currently has five properties and three investments in joint ventures with affiliates in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

The Partnership recognized a gain related to the June 1996 sale of Westlake Meadows Apartments which was the primary reason for the increase in net income for the six months and quarter ended June 30, 1996 as compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

Participation in income of joint ventures with affiliates represents the Partnership's share of operations of the 1275 K Street, Westech 360 and Perimeter 400 office buildings. Operations at the Westech 360 Office Building remained relatively unchanged during the quarter ended June 30, 1996 as compared to the same period in 1995. Increased amortization expense recognized during the second quarter of 1996 related to a settlement of disputed leasing commissions at the Perimeter 400 Office Building caused income at this property to decrease. In addition, leasing costs increased at the 1275 K Street Office Building during the quarter ended June 30, 1996. The combined effect of these events caused participation in income of joint ventures with affiliates to decrease during the quarter ended June 30, 1996 as compared to the same period in 1995.

As a result of lower average interest rates during 1996, interest income on short-term investments decreased during 1996 as compared to 1995.

As a result of leasing costs incurred in 1996 related to a tenant at the Arborland Consumer Mall, property operating expenses increased during 1996 as compared to 1995. These costs were partially offset by decreased leasing costs at the Bingham Farms Office Plaza - Phase IV for the quarter ended June 30, 1996 as compared to the same period in 1995.

The Partnership incurred higher legal, consulting, printing and postage costs in connection with its response to a tender offer and certain related litigation during the second quarter of 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

In June 1996, the Partnership recognized a $4,848,003 gain related to the sale of Westlake Meadows Apartments.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $10,795,000 as of June 30, 1996 when compared to December 31, 1995 due primarily to the net proceeds received in connection with the June 1996 sale of the Westlake Meadows Apartments. The Partnership generated cash flow totaling approximately $4,007,000 from its operating activities which represent the operations of the Partnership's properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of net proceeds received from the sale of the Westlake Meadows Apartments of approximately $10,455,000, improvements to a property of approximately $83,000, and distributions received from joint ventures with affiliates of approximately $927,000. Financing activities consisted of quarterly distributions to Partners of approximately $4,511,000.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the six months ended June 30, 1996 and 1995, all six properties owned by the Partnership at June 30, 1996 and the three properties in which the Partnership holds minority joint venture interests generated positive cash flow. The Westlake Meadows Apartments were sold in June 1996 and generated positive cash flow in 1996 and 1995.

As of June 30, 1996, the occupancy rates of the Partnership's residential properties ranged from 92% to 94% and the occupancy rates of the commercial properties ranged from 94% to 98% except for the Arborland Consumer Mall which had an occupancy of 78%. Many rental markets continue to remain extremely competitive; therefore the General Partner's goals are to maintain high occupancy levels while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. During June 1996 and July 1996, the Partnership sold the Westlake Meadows and Green Trails apartment complexes, respectively. Additionally, the General Partner is exploring the sale of its commercial properties. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property.

In June 1996, Heitman/JMB Advisory Corporation, an unaffiliated third party, initiated discussions with the General Partner for a potential sale of all of the remaining properties of the Partnership. These discussions did not result in any agreement of terms between the parties, and it is unlikely at this time that a sale of the Partnership's assets to them will be consummated. This will not affect the Partnership's strategy as described in the preceding paragraph.

In June 1996, the Partnership sold the Westlake Meadows Apartments in an all cash sale for $10,800,000. From the proceeds of the sale, the Partnership paid $344,963 in selling costs. The Partnership expects to distribute the proceeds to the Tax-exempt Limited Partners. See Note 4 of Notes to Financial Statements for additional information.

In July 1996, the Partnership sold the Green Trails Apartments in an all cash sale for $33,050,000. From the proceeds of the sale, the Partnership incurred $855,400 in selling costs. Pursuant to the terns of the sale, $250,000 of the proceeds will be retained by the Partnership until December 1996. The Partnership expects to distribute the remaining proceeds to the Tax-exempt Limited Partners. See Note 5 of Notes to Financial Statements for additional information.

In July 1996, the Partnership paid $2,496,319 ($2.80 per Taxable Interest and $3.72 per Tax-exempt Interest) to Limited Partners, representing the quarterly distribution of Net Cash Receipts for the second quarter of 1996. This distribution remained unchanged from the amount paid for the first quarter of 1996. Including the July 1996 distribution, Limited Partners have received Net Cash Receipts distributions of $88.80 per $250 Taxable Interest and $118.17 per Tax-exempt Interest. There have been no distributions of Net Cash Proceeds. In July 1996, the Partnership also paid $208,027 to the General Partner as its distributive share of Net Cash Receipts distributed for the second quarter of 1996 and made a contribution to the Repurchase Fund of $69,342. The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations and property sales as to which there can be no assurances.

During the six months ended June 30, 1996, the General Partner, on behalf of the Partnership, used amounts placed in the Repurchase Fund to repurchase 1,298 Interests from Limited Partners at a total cost of $252,244.

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

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

Proposed Class and Derivative Action Lawsuits
- ---------------------------------------------

On May 22, 1996, a proposed class and derivative action complaint was filed, Chipain vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 05299) (the "Chipain Case"), naming the General Partner and the general partners (together, the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together, with the Partnership, the "Affiliated Partnerships") as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

The Walton and Insignia Defendants filed motions to dismiss the complaint, which were granted on June 5, 1996. The plaintiffs filed an amended complaint, which all defendants then moved to dismiss. On June 18, 1996, the court dismissed the complaint in its entirety as to the Walton and Insignia Defendants and as to the Balcor Defendants on all counts on which dismissal was sought.

On June 14, 1996, a second proposed class and derivative action complaint was filed in Chancery Court, Dee vs. Walton Street Capital Acquisition II, LLC (Case No. 96 CH 06283) (the "Dee Case"). On July 1, 1996, a proposed class action complaint was filed in the same court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996. The same day, the plaintiffs in the Chipain Case withdrew their complaint. The Dee/Anderson Case names the Balcor Defendants, the Affiliated Partnerships, and the Walton and Insignia Defendants, as defendants. The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the General Partner's and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs request certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the Balcor Defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

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

(10) Material Contracts:

Agreement of Sale and attachment thereto relating to the sale of the Green Trails Apartments located in Lisle, Illinois previously filed as Exhibit 2 to the Registrant's Report on Form 8-K dated June 28, 1996 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1996 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated May 20, 1996, was filed reporting a contract to sell Westlake Meadows Apartments located in Lake Oswego, Oregon.

(ii) A Current Report on Form 8-K dated June 28, 1996, was filed reporting a contract to sell Green Trails Apartments located in Lisle, Illinois and the closing of the sale of Westlake Meadows Apartments located in Lake Oswego, Oregon.

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



Date: August 14, 1996
      ----------------------