Form 10-Q
period 1996-09-30
BALCOR EQUITY PENSION INVESTORS III
filed 1996-11-18
CIK 768605

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------

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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                1996             1995
                                           ---------------  --------------
Cash and cash equivalents                  $   53,038,351   $  11,280,395
Accounts and accrued interest receivable        1,233,804       1,775,121
Prepaid expenses, principally real
  estate taxes and insurance                      488,783         531,549
Deferred expenses, net of accumulated
  amortization of $366,650 in 1996 and
  $311,855 in 1995                                149,641         204,436
                                           ---------------  --------------
                                               54,910,579      13,791,501
                                           ---------------  --------------
Investment in real estate:
  Land                                          8,802,727      14,394,281
  Buildings and improvements                   52,409,154      81,277,182
                                           ---------------  --------------
                                               61,211,881      95,671,463
  Less accumulated depreciation                25,092,964      29,238,934
                                           ---------------  --------------
Investment in real estate, net of
  accumulated depreciation                     36,118,917      66,432,529
                                           ---------------  --------------
Investment in joint ventures with
  affiliates                                   22,946,732      23,017,239
                                           ---------------  --------------
                                           $  113,976,228   $ 103,241,269
                                           ===============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      217,787   $     289,191
Due to affiliates                                  84,734          29,973
Accrued liabilities, principally real
  estate taxes                                    107,530         519,233
Security deposits                                 159,645         329,099
                                           ---------------  --------------
    Total liabilities                             569,696       1,167,496
                                           ---------------  --------------
Limited Partners' capital (683,204
  Interests issued and outstanding)           113,012,645     101,720,792

General Partner's capital                         393,887         352,981
                                           ---------------  --------------
    Total partners' capital                   113,406,532     102,073,773
                                           ---------------  --------------
                                           $  113,976,228   $ 103,241,269
                                           ===============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                1996             1995
                                           ---------------  --------------
Income:
  Rental                                   $    8,342,326   $   9,667,032
  Service                                       1,701,716       1,967,152
  Participation in income of joint
    ventures with affiliates                    1,508,207       1,354,407
  Interest on short-term investments              960,208         463,076
                                           ---------------  --------------
    Total income                               12,512,457      13,451,667
                                           ---------------  --------------
Expenses:
  Depreciation                                  1,979,370       2,228,722
  Amortization of deferred expenses                54,795          54,795
  Property operating                            4,029,526       3,739,739
  Real estate taxes                             1,135,656       1,250,734
  Property management fees                        478,822         535,653
  Administrative                                  825,915         588,985
                                           ---------------  --------------
    Total expenses                              8,504,084       8,398,628
                                           ---------------  --------------
Income before gain on sale of
  properties                                    4,008,373       5,053,039
Gain on sale of properties                     14,608,840
                                           ---------------  --------------
Net income                                 $   18,617,213   $   5,053,039
                                           ===============  ==============
Net income allocated to General Partner    $      769,352   $     747,198
                                           ===============  ==============
Net income allocated to Limited Partners   $   17,847,861   $   4,305,841
                                           ===============  ==============
Net income per Limited Partnership Interest
  (683,204 issued and outstanding)         $        26.12   $        6.30
                                           ===============  ==============
Distributions to General Partner           $      728,446   $     609,876
                                           ===============  ==============
Distributions to Limited Partners          $    6,556,008   $   5,488,876
                                           ===============  ==============
Distributions per Limited Partnership
  Interest:
    Taxable                                $         7.35   $        6.15
                                           ===============  ==============
    Tax Exempt                             $         9.77   $        8.18
                                           ===============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)

                                                1996             1995
                                           ---------------  --------------
Income:
  Rental                                   $    1,922,302   $   3,269,756
  Service                                         502,212         626,654
  Participation in income of joint
    ventures with affiliates                      526,699         354,541
  Interest on short-term investments              687,657         158,100
                                           ---------------  --------------
    Total income                                3,638,870       4,409,051
                                           ---------------  --------------
Expenses:
  Depreciation                                    498,887         742,907
  Amortization of deferred expenses                18,265          18,265
  Property operating                            1,197,134       1,245,981
  Real estate taxes                               300,938         395,764
  Property management fees                        127,535         185,228
  Administrative                                  320,528         167,449
                                           ---------------  --------------
    Total expenses                              2,463,287       2,755,594
                                           ---------------  --------------
Income before gain on sale of
  properties                                    1,175,583       1,653,457
Gain on sale of properties                      9,760,837
                                           ---------------  --------------
Net income                                 $   10,936,420   $   1,653,457
                                           ===============  ==============
Net income allocated to General Partner    $      274,140   $     246,137
                                           ===============  ==============
Net income allocated to Limited Partners   $   10,662,280   $   1,407,320
                                           ===============  ==============
Net income per Limited Partnership Interest
  (683,204 issued and outstanding)         $        15.60   $        2.06
                                           ===============  ==============
Distribution to General Partner            $      277,369   $     262,460
                                           ===============  ==============
Distribution to Limited Partners           $    2,496,319   $   2,362,136
                                           ===============  ==============
Distribution per Limited Partnership
  Interest:
    Taxable                                $         2.80   $        2.65
                                           ===============  ==============
    Tax Exempt                             $         3.72   $        3.52
                                           ===============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                1996             1995
                                           ---------------  --------------
Operating activities:
  Net income                               $   18,617,213   $   5,053,039
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Gain on sale of properties              (14,608,840)
      Participation in income of joint
        ventures with affiliates               (1,508,207)     (1,354,407)
      Depreciation of properties                1,979,370       2,228,722
      Amortization of deferred expenses            54,795          54,795
      Net change in:
        Accounts and accrued interest
          receivable                              541,317         593,500
        Prepaid expenses                           42,766         (80,787)
        Accounts payable                          (71,404)       (362,104)
        Due to affiliates                          54,761         (72,413)
        Accrued liabilities                         3,979         (57,436)
        Security deposits                        (169,454)         23,602
                                           ---------------  --------------
  Net cash provided by operating activities     4,936,296       6,026,511
                                           ---------------  --------------
Investing activities:
  Distributions from joint ventures
    with affiliates                             1,578,714       1,611,801
  Improvements to property                       (120,070)       (232,255)
  Proceeds from sale of properties             43,850,000
  Payment of selling costs                     (1,202,530)
                                           ---------------  --------------
  Net cash provided by investing activities    44,106,114       1,379,546
                                           ---------------  --------------
Financing activities:
  Distributions to Limited Partners            (6,556,008)     (5,488,876)
  Distributions to General Partner               (728,446)       (609,876)
                                           ---------------  --------------
  Cash used in financing activities            (7,284,454)     (6,098,752)
                                           ---------------  --------------
Net change in cash and cash equivalents        41,757,956       1,307,305
Cash and cash equivalents at beginning
  of period                                    11,280,395       9,862,343
                                           ---------------  --------------
Cash and cash equivalents at end of period $   53,038,351   $  11,169,648
                                           ===============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:

                                           Paid
                                   -----------------------
                                    Nine Months    Quarter     Payable
                                    ------------  ---------   ----------

   Reimbursement of expenses to
     the General Partner, at cost    $116,639      $25,718      $84,734


3. Investment in Joint Venture with Affiliates:

The Partnership owns a 39.48% joint venture interest in the 1275 K Street Office Building, a 43.3% joint venture interest in the Westech 360 Office Building and a 21.95% joint venture interest in the Perimeter 400 Center Office Building. The following information has been summarized from the financial statements of the joint ventures:

                                                     1996
                                                ------------
        Net investment in real estate
          as of September 30                     $66,262,466
        Total liabilities as of September 30         900,859
        Total income                              11,536,315
        Net income                                 2,560,931


4. Property Sales:

In June 1996, the Partnership sold the Westlake Meadows Apartments in an all cash sale for $10,800,000. From the proceeds of the sale, the Partnership paid $344,963 in selling costs. The basis of the property was $5,607,034 which is net of accumulated depreciation of $2,884,709. For financial statement purposes, the Partnership recognized a gain of $4,848,003 from the sale of this property.

In July 1996, the Partnership sold the Green Trails Apartments in an all cash sale for $33,050,000. In addition, the buyer assumed a $415,682 liability for accrued real estate taxes. From the proceeds of the sale, the Partnership paid $857,567 in selling costs. The basis of the property was $22,847,278 which is net of accumulated depreciation of $3,240,631. For financial statement purposes, the Partnership recognized a gain of $9,760,837 from the sale of this property.

5. Subsequent Event:

In October 1996, the Partnership made a distribution of $43,857,235 ($9.00 per Taxable Interest and $68.47 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the third quarter of 1996. This distribution includes a regular quarterly distribution of $2.80 per Taxable Interest and $3.72 per Tax-exempt Interest, a special distribution of Net Cash Receipts of $6.20 per Taxable Interest and $8.25 per Tax-exempt Interest received in connection with the sale of Green Trails Apartments, and a special distribution of $56.50 per Tax-exempt Interest from Net Cash Proceeds from the sales of the Westlake Meadows and Green Trails apartment complexes.

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

Operations
----------

The Partnership recognized gains related to the sales of Westlake Meadows and Green Trails apartment complexes during 1996 which was the primary reason for the increase in net income for the nine months and quarter ended September 30, 1996 as compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the nine months and quarters ended September 30, 1996 and 1995.

The Partnership sold Westlake Meadows and Green Trails apartment complexes in June and July 1996, respectively. As a result, the Partnership recognized gains totaling $14,608,840 during 1996. These sales also resulted in decreases in rental and service income, depreciation, property operating, real estate taxes, and property management fees during 1996 as compared to 1995. These decreases were partially or fully offset by the events described below.

Participation in income of joint ventures with affiliates represents the Partnership's share of operations of the 1275 K Street, Westech 360 and Perimeter 400 office buildings. Operations at the 1275 K Street Office Building remained relatively unchanged during the nine months and quarter ended September 30, 1996, and operations at the Perimeter 400 Center Office Building remained relatively unchanged during the nine months ended September 30, 1996 as compared to the same period in 1995. However, lower broker commissions and repair and maintenance expenses at the Perimeter 400 Center Office Building during 1995 caused net income at this property to increase during the quarter ended September 30, 1996 as compared to the same period in 1995. An increase in rental income due to higher rental rates caused net income to increase at the Westech 360 Office Building during the quarter and nine months ended September 30, 1996. The combined effect of these events caused participation in income of joint ventures with affiliates to increase during 1996 as compared to 1995.

Higher average cash balances due to the investment of the proceeds from the property sales prior to distribution to Limited Partners, resulted in an increase in interest income on short-term investments during 1996 as compared to 1995.

Leasing expenses incurred in 1996 related to tenants at the Arborland Consumer Mall and the Erindale Shopping Centre resulted in increased property operating expenses and offset the decreases from the two property sales during the nine months ended September 30, 1996 as compared to the same period in 1995.

The Partnership incurred higher consulting, legal, printing and postage costs in connection with its response to a tender offer and certain related litigation during 1996, which was partially offset by legal fees incurred during 1995 relating to lawsuits involving the Partnership. As a result, administrative expenses increased during 1996 as compared to 1995.


Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $41,758,000 as of September 30, 1996 when compared to December 31, 1995 primarily due to the proceeds received from the property sales. The Partnership generated cash flow totaling approximately $4,936,000 from its operating activities which represent the operations of the Partnership's properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of net proceeds received from the sales of the Westlake Meadows and Green Trails apartment complexes of approximately $42,647,000, improvements to property of approximately $120,000, and distributions received from joint ventures with affiliates of approximately $1,579,000. Financing activities consisted of quarterly distributions to Partners of approximately $7,284,000. The Partnership made a special distribution of proceeds received from the property sales to Limited Partners in October 1996, as discussed below.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the nine months ended September 30, 1996 and 1995, all five properties owned by the Partnership at September 30, 1996 and the three properties in which the Partnership holds minority joint venture interests generated positive cash flow. The Westlake Meadows and Green Trails apartment complexes, which were sold in June and July 1996, respectively, generated positive cash flow during 1995 and prior to their sales in 1996.

As of September 30, 1996, the occupancy rate of the Partnership's remaining residential property was 95% and the occupancy rates of the commercial properties ranged from 87% to 95% except for the Arborland Consumer Mall which had an occupancy of 78%. Many rental markets continue to remain extremely competitive; therefore the General Partner's goals are to maintain high occupancy levels while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner believes that the market for multifamily housing and office properties has become increasingly favorable to sellers of these properties. During June 1996 and July 1996, the Partnership sold the Westlake Meadows and Green Trails apartment complexes, respectively. The Partnership is actively marketing five additional properties in its portfolio. The three joint venture properties are also being actively marketed. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property.

In June 1996, the Partnership sold the Westlake Meadows Apartments in an all cash sale for $10,800,000. From the proceeds of the sale, the Partnership paid $344,963 in selling costs. In accordance with the Partnership Agreement, the Partnership distributed the Net Cash Proceeds to the Tax-exempt Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

In July 1996, the Partnership sold the Green Trails Apartments in an all cash sale for $33,050,000. In addition, the buyer assumed a $415,682 liability for the real estate taxes. From the proceeds of the sale, the Partnership incurred $857,567 in selling costs. Pursuant to the terms of the sale, $250,000 of the proceeds will be retained by the Partnership until December 1996. In accordance with the Partnership Agreement, the Partnership distributed a majority of the Net Cash Proceeds to the Tax-exempt Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

In October 1996, the Partnership made a distribution of $43,857,235 ($9.00 per Taxable Interest and $68.47 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the third quarter of 1996. This distribution includes a regular quarterly distribution of $2.80 per Taxable Interest and $3.72 per Tax-exempt Interest, a special distribution of Net Cash Receipts of $6.20 per Taxable Interest and $8.25 per Tax-exempt Interest received in connection with the sale of Green Trails Apartments, and a special distribution of $56.50 per Tax-exempt Interest from Net Cash Proceeds to Tax-exempt Limited Partners pursuant to the Partnership Agreement from the sales of the Westlake Meadows and Green Trails apartment complexes. Including the October 1996 distribution, Limited Partners have received Net Cash Receipts distributions of $97.80 per $250 Taxable Interest and $130.14 per Tax-exempt Interest, and Net Cash Proceeds of $56.50 per $250 Tax-exempt Interest. In October 1996, the Partnership also paid $669,337 to the General Partner as its distributive share of Net Cash Receipts distributed for the third quarter of 1996 and made a contribution to the Repurchase Fund of $223,112. The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations and property sales as to which there can be no assurances.

During the nine months ended September 30, 1996, the General Partner, on behalf of the Partnership, used amounts placed in the Repurchase Fund to repurchase 2,081 Interests from Limited Partners at a total cost of $370,443.

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

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

Klein Proposed Class Action
---------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Partnership, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.


Proposed Class and Derivative Action Lawsuits
---------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the same court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims again the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs request certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants have filed motions to dismiss the complaint. The court has not yet ruled on these motions.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1996 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended September 30, 1996.

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



                        By:  /s/Jayne A. Kosik
                             -----------------------------------
                             Jayne A. Kosik
                             Vice President, and Chief
                             Financial Officer (Principal Accounting
                             Officer) of Balcor Equity Partners-III, the
                             General Partner



Date: November 14, 1996
      ----------------------