Form 10-K
period 1996-12-31
BALCOR EQUITY PENSION INVESTORS III
filed 1997-03-28
CIK 768605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
                                      OR

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

The Registrant originally funded four first mortgage loans, two of which were jointly funded with affiliates, and acquired five real property investments and a minority joint venture interest in another real property investment. Two properties were acquired through foreclosure and the two remaining loans were reclassified to investment in joint ventures with affiliates. During 1996, the Registrant sold two properties and the three properties in which it held a minority joint venture interest. As of December 31, 1996, the Registrant owned the five properties described under "Item 2. Properties." One of the remaining properties was sold in February 1997. The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions, but will be distributed to Limited Partners to the extent not required to meet the Registrant's cash requirements.

The Registrant's remaining properties face various levels of competition for retention of their tenants from similar types of properties in the vicinities in which they are located. The Registrant has no plans to change the current use of or to renovate any of its remaining properties.

Real estate values, especially for good quality, well located property, increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost triggering new construction and an increase in capitalization rates.

The investment market for apartments was excellent during 1996 due to a number of factors. Investor interest was strong, driven primarily by institutions, as Real Estate Investment Trusts aggressively expanded their portfolios and pension funds viewed apartments as an attractive asset class due to their perceived low volatility and the emergence of large professional property management companies. Operationally, existing apartment properties registered on a national basis occupancy in the mid 90's and rental rate increases of 3-4% in 1996. While above the rate of inflation, the rate of rental growth in 1996 was below that of the previous two years suggesting that the apartment cycle may have plateaued, especially as the impact of new construction in many areas is being felt. While 1997 is projected to be another solid year, values should begin to level off as capitalization rates move upward continuing a trend which began during the second half of 1996.

Currently, office properties are attracting the most interest from real estate investors. While new apartment construction has been underway since 1995, the office sector has just entered its development phase in most markets and new construction is generally only proceeding with strong tenant pre-leasing. Occupancy rates are at their highest level in years, reaching the 90s in a vast number of markets. As a result, rents have finally begun to increase at rates well in excess of inflation in many markets around the country. As a result of these fundamentals, office properties have increasingly become in strong demand by investors. Values increased significantly during 1996 and are expected to do so again in 1997. Suburban properties are attracting attention as well. Still, office properties remain a highly volatile sector where one new build-to-suit office building for a major tenant could throw a market into relapse. In addition, office space is highly vulnerable to corporate restructuring and the growing "telecommuting" trend. The Registrant believes the combination of strong price increases and future volatility make this an excellent time to sell office assets.

The outlook for the retail sector of the investment real estate industry is uncertain for 1997. The retail industry is being simultaneously impacted by a number of factors which are likely to affect values for quite some time. As retailers battle to gain market dominance, tenant bankruptcies have grown. Consolidation among retailers has and is expected to continue to occur. Unlike other asset classes, new construction of power centers went unabated in the early 1990's, creating an oversupply of space including "big box" anchor tenant space. Regional malls, which are not the dominant center in the market, face continued out-migration of retailers to the power centers. Finally shopping patterns continue to shift due to the aging baby boomers, high consumer debt, alternative distribution channels, and the greater emphasis on entertainment. As a result, the capital requirements necessary to maintain a shopping center's competitiveness are all significant, but with uncertain returns. The Registrant believes there is significant risk to holding retail assets for future upside potential.

During June and July 1996, the Registrant sold the Westlake Meadows and Green Trails apartment complexes. During December 1996, the General Partner also sold the 1275 K Street, Westech 360, and Perimeter 400 office buildings, in which the Registrant held minority joint venture interests. During February 1997, the Registrant sold the Ammendale Technology Park - Phase II office buildings. The Registrant currently has contracts to sell the Arborland Consumer Mall and the Erindale Centre Shopping Center for the sales prices of $7,750,000 and $7,600,000, respectively. The Registrant is actively marketing for sale the remaining two properties in its portfolio.

The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Registrant for a longer period of time.

The Registrant received notice of an unsolicited offer for the purchase of Tax-Exempt Limited Partnership Interests ("tender offer") in December 1996.
The tender offer was made by First Trust Co., L.P. and stated that their primary motive in making the offer is to make a profit from the purchase of the Interests. First Trust Co., L.P. is seeking to acquire up to 4.9% of the total Interests outstanding in the Registrant. The Registrant will incur administrative costs in responding to the tender offer and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what impact this tender offer or any future tender offers will have on the operations or management of the Registrant.

The Registrant received notice of an unsolicited offer for the purchase of Tax-Exempt Limited Partnership Interests ("tender offer") in March 1997. The tender offer was made by Madison Partnership Liquidity Investors XX, LLC and stated that their primary motive in making the offer is to make a profit from the purchase of the Interests. Madison Partnership Liquidity Investors XX, LLC is seeking to acquire up to 4.9% of the total Interests outstanding in the Registrant. The Registrant will incur administrative costs in responding to the tender offer and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what impact this tender offer or any future tender offers will have on the operations or management of the Registrant.

During June and July 1996, the Registrant sold the Westlake Meadows and Green Trails apartment complexes in all cash sales for $10,800,000 and $33,050,000, respectively. During December 1996, the General Partner also sold the 1275 K Street, Westech 360, and Perimeter 400 office buildings, in which the Registrant held minority joint venture interests, in all cash sales for $28,300,000, $18,330,000, and $40,700,000, respectively. See Item 7. "Liquidity and Capital Resources" for additional information.

During February 1997, the Registrant sold the Ammendale Technology Park - Phase II office building in an all cash sale for $5,768,000. See Item 1. "Other Information" below and Item 7. "Liquidity and Capital Resources" for additional information.

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


Other Information
-----------------

Ammendale Technology Park - Phase II
------------------------------------

As previously reported, on November 29, 1996, the Registrant contracted to sell Ammendale Technology Park - Phase II, Prince George's County, Maryland (the "Property"), to an unaffiliated party, Writ Limited Partnership. The Registrant and the purchaser agreed to reduce the sale price to $5,768,000. In addition, the closing of the sale was extended from January 13, 1997 and the sale closed on February 28, 1997. From the proceeds of the sale, the Registrant paid $116,377 in closing costs and a total of $173,040 as a brokerage commission to two unaffiliated parties, one of which is an affiliate of the third party providing property management services for the Property.

An affiliate of the Registrant which owned Ammendale Technology Park - Phase I ("Phase I"), located adjacent to the Property, simultaneously sold Phase I to the purchaser. From the proceeds of the sale of the Property, $170,904 has been placed in escrow. Additionally, $229,096 has been deposited into the escrow from the proceeds of the sale of Phase I. These funds will not be disbursed to the Registrant and/or the affiliate until the later of the settlement of any claims presented by the purchaser or November 1997.

The Registrant will receive total net proceeds from the sale of the Property of approximately $5,479,000, including the escrow funds.


Arborland Consumer Mall
------------------------

In 1986, the Registrant acquired a 99% interest in the limited partnership (the "Limited Partnership") which owned the Arborland Consumer Mall, Ann Arbor, Michigan, utilizing approximately $20,745,000 of offering proceeds. The seller of the property retained a 1% interest in the Limited Partnership.

On March 18, 1997, the Limited Partnership contracted to sell the property for a sale price of $7,750,000 to an unaffiliated party, Crosstown Asset Corp. I, a Delaware corporation. The purchaser has deposited $77,500 into an escrow account as earnest money and is obligated to deposit an additional $62,000 upon completion of the purchaser's due diligence review. The remaining portion of the sale price will be payable in cash at closing, which is scheduled to occur on April 30, 1997. From the proceeds of the sale, the Limited Partnership will pay $193,750 as a brokerage commission to an affiliate of the third party providing property management services for the property. The Limited Partnership will receive the remaining proceeds of approximately $7,556,000 less closing costs. The Registrant is entitled to receive all of the net sale proceeds. Of such proceeds, $387,500 will be retained by the Registrant and will not be available for use or distribution by the Registrant until November 30, 1997. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Limited Partnership for actual expenses incurred in connection with the sale.

The Registrant has simultaneously contracted to sell another property, Erindale Centre, to the purchaser, as described below. Affiliates of the Registrant have simultaneously contracted to sell three other properties to the purchaser.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

Erindale Centre
----------------

In 1986, the Registrant acquired the Erindale Centre shopping center, Colorado Springs, Colorado, utilizing approximately $17,340,000 of offering proceeds.

On March 18, 1997, the Registrant contracted to sell the property for a sale price of $7,600,000 to an unaffiliated party, Crosstown Asset Corp. I, a Delaware corporation. The purchaser has deposited $76,000 into an escrow account as earnest money and is obligated to deposit an additional $60,800 upon completion of the purchaser's due diligence review. The remaining portion of the sale price will be payable in cash at closing, which is scheduled to occur on April 30, 1997. From the proceeds of the sale, the Registrant will pay $190,000 as a brokerage commission to an affiliate of the third party providing property management services for the property. The Registrant will receive the remaining proceeds of approximately $7,410,000, less closing costs. Of such proceeds, $380,000 will be retained by the Registrant and will not be available for use or distribution by the Registrant until November 30, 1997. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Registrant for actual expenses incurred in connection with the sale.

The Registrant has simultaneously contracted to sell another property, Arborland Consumer Mall, to the purchaser, as described above. Affiliates of the Registrant have simultaneously contracted to sell three other properties to the purchaser.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

Item 2. Properties
------------------
As of December 31, 1996, the Registrant directly owns the five properties described below, all of which are owned in fee simple:

Location                     Description of Property
--------                     -----------------------

Prince George's County,   ** Ammendale Technology Park - Phase II: three
  Maryland one-story office buildings containing approximately 109,000 square feet on approximately 16 acres.

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

** This property was sold February 1997.  See Note 15 of Notes to the
   Financial Statements for additional information.

The average occupancy rates and the effective average rent per unit for each of the last five years for the residential property owned by the Registrant at December 31, 1996, is described below. Apartment units in this property are rented with leases of one year or less, with no tenant occupying greater than 10% of the property.

                            1996    1995    1994    1993    1992
                            ----    ----    ----    ----    ----
Belmont Apartments
 Occupancy rate              92%     93%     90%     94%     91%
 Effective rent             $643    $635    $616    $603    $603

The average occupancy rates and the effective rate per square foot for each of the last five years for the four commercial properties owned by the Registrant at December 31, 1996, are described below:

                             1996    1995    1994    1993    1992
                             ----    ----    ----    ----    ----
Ammendale Technology Park
 Occupancy rate               87%     95%     82%     87%     91%
 Effective rate             $6.69   $5.60   $6.81   $6.46   $5.81

Arborland Consumer Mall
 Occupancy rate               71%     86%     86%     90%     91%
 Effective rate             $9.67   $8.49   $8.76   $8.40   $8.60

Bingham Farms
 Occupancy rate               95%     96%     94%    100%     99%
 Effective rate            $16.11  $15.93  $15.64  $14.99  $15.35

Erindale Centre
 Occupancy rate              92%     90%     92%     77%     81%
 Effective rate             $7.67   $7.60   $7.01   $8.97   $6.79

Information regarding tenants occupying 10% or more of the leasable square feet of each commercial property is provided below:


                                                          Scheduled
                                                            Lease     Lease
                                     Square   Base Rent   Expiration  Renewal
Property         Tenant               Feet    Per Annum      Date     Option
--------         ------              ------   ---------      ----     -------
Erindale Center  Kacey Fine          19,833   $149,441     8/2000      Yes
                 Furniture
                 (Furniture
                 Store)

Arborland Mall   Burlington Coat     57,413   $200,946     7/1998      Yes
                 Factory (Discount
                 Clothing Store)

                 Marshall's          31,786   $222,502     1/1999      Yes
                 (Discount Clothing
                 Store)

                 Service Merchandise64,650    $250,000     2/1999      Yes
                 (Catalog/Showroom)

                 Toys R Us (Toy     48,346    $253,844     1/2004      Yes
                 Store)

Ammendale II     ICF Kaiser         15,041    $114,312    10/2001      Yes
                 (Mechanical
                 Engineering)

Bingham IV Plaza Frontier          129,282  $2,544,076     7/1998       No
                 Communications
                 (Telephone-Local
                 & Long Distance)

Real estate taxes incurred in 1996 for the above residential and commercial properties totaled $1,122,335.

The Federal tax basis of the Registrant's properties totaled $76,599,629 as of December 31, 1996. For Federal income tax purposes, the acquisition costs of the properties are depreciated over a useful life of 40 years, using the straight-line method. Other minor assets are depreciated over their applicable recovery periods.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.


Item 3. Legal Proceedings
-------------------------
Proposed Class and Derivative Action Lawsuits
----------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the Chancery Court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims again the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs requested certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants filed motions to dismiss the complaint. On January 7, 1997, the Chancery Court denied the plaintiffs' motion for leave to amend the complaint and dismissed the matter with prejudice.

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 30,870.


Item 6. Selected Financial Data
-------------------------------
                                      Year ended December 31,
                    ----------------------------------------------------------
                       1996        1995        1994        1993        1992
                    ----------  ----------  ----------  ----------  ----------
Total income       $20,284,354 $17,804,510$16,938,456 $16,634,266   $12,253,384
Provision for
  investment
  property
  writedown          3,777,000        None       None   2,700,000     6,700,000
Income (loss)
  before gain
  (loss) on sales
  of properties      6,033,505   6,150,471  4,820,354   2,288,740   (5,152,193)
Net income (loss)   20,642,345   6,150,471  4,820,354   2,288,740   (5,327,305)
Net income (loss)
  per Limited
  Partnership
  Interest               29.23        7.63       5.88        2.17        (8.87)
Total assets        71,472,288 103,241,269105,268,922 107,200,193   112,597,525
Distributions per
  taxable Limited
  Partnership
  Interest               16.35        7.90       7.00        7.50          9.25
Distributions per
  tax-exempt
  Limited
  Partnership
  Interest (A)           78.24       10.51       9.32        9.98         12.30

(A) These amounts include distributions of original capital of $56.50 per tax-exempt Limited Partnership Interest for 1996.


Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

During 1996, Balcor Equity Pension Investors - III A Real Estate Limited Partnership (the "Partnership") recognized gains on the sales of two of its properties and two of the three properties in which it held a joint venture interest. These gains were partially offset by its share of a loss on the sale of one of the properties in which it held a joint venture interest, and a provision for investment property writedown on one of the Partnership's remaining properties. The combined effect of these events resulted in higher net income during 1996 as compared to 1995 and 1994. Improved operations at several of the properties caused net income to increase in 1995 as compared to 1994. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
--------------------

The Partnership sold Westlake Meadows and Green Trails apartment complexes in June and July 1996, respectively, which was the primary reason for the decrease in rental income during 1996 when compared to 1995.

Participation in income of joint ventures with affiliates represents the Partnership's share of the income or loss of the 1275 K Street, Westech 360 and Perimeter 400 office buildings. As a result of the Partnership's share of the gains recognized on the sales of the Westech 360 and Perimeter 400 office buildings totaling approximately $7,014,000, participation in income from joint ventures with affiliates increased during 1996 as compared to 1995. This increase was partially offset by the Partnership's share of a loss recognized on the sale of the 1275 K Street office building of approximately $1,925,000.

Higher average cash balances due to the investment of the proceeds from the property sales prior to distribution to Partners, resulted in an increase in interest income on short-term investments during 1996 as compared to 1995.

Depreciation expense decreased during 1996 as compared to 1995 due to the sales of the Westlake Meadows and Green Trails apartment complexes.

Property operating expense decreased during 1996 when compared to 1995 by approximately $500,000 which was primarily due to the sales of the Westlake Meadows and Green Trails apartment complexes of approximately $566,000. In addition, there was a decrease in property operating expense at the Bingham Farms Office Plaza - Phase IV due to structural repairs in 1995 of approximately $197,000. These decreases were partially offset by an increase in property operating expense at the Arborland Consumer Mall due to leasing costs of approximately $350,000 incurred in 1996.

Real estate tax expense decreased during 1996 as compared to 1995 primarily due to the sales of the Westlake Meadows and Green Trails apartment complexes.

Property management fees decreased during 1996 as compared to 1995 due to the sales of the Westlake Meadows and Green Trails apartment complexes.

The Partnership incurred higher consulting, investor processing, printing and postage costs in connection with a response to a tender offer during 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties. Determinations of fair value are made periodically, but not less than annually, on the basis of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During 1996, the Partnership recognized a provision for investment property writedown of $3,777,000 for the Arborland Consumer Mall. This estimate was based on the property's sale value less estimated closing costs.

The Partnership sold the Westlake Meadows and Green Trails apartment complexes in 1996, and recognized gains totaling $14,608,840 during 1996.


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

As a result of decreased leasing costs and structural repairs at the Erindale Centre Shopping Center and lower advertising costs and repairs and maintenance expenditures at the Arborland Consumer Mall, property operating expense decreased during 1995 as compared to 1994.



Liquidity and Capital Resources
-------------------------------
The cash position of the Partnership increased by approximately $24,243,000 as of December 31, 1996 as compared to December 31, 1995 primarily due to proceeds received from the sales of the Westlake Meadows and Green Trails apartment complexes and the three properties in which the Partnership held minority joint venture interests. The Partnership generated cash flow of approximately $6,542,000 from operating activities which represent the operations of the Partnership's properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of net proceeds received from the sales of the Westlake Meadows and Green Trails apartment complexes of approximately $42,647,000, improvements to properties of approximately $359,000, and net distributions received from joint ventures with affiliates of approximately $27,446,000. Financing activities consisted of distributions to the Partners of approximately $52,034,000. In January 1997, the Partnership made a special Net

Cash Proceeds distribution to tax-exempt Limited Partners of approximately $23,955,000.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During 1996 and 1995, all of the remaining properties as of December 31, 1996 generated positive cash flow. The Westlake Meadows and Green Trails apartment complexes, which were sold in June and July 1996, respectively, generated positive cash flow during 1995 and prior to their sales in 1996. All of the three properties in which the Partnership held minority joint venture interests, generated positive cash flow in 1995 and prior to their sales in 1996.

As of December 31, 1996, the occupancy rate of the Partnership's remaining residential property was 92% and the occupancy rates of the commercial properties ranged from 87% to 95% except for the Arborland Consumer Mall which had an occupancy rate of 77%.

During June 1996 and July 1996, the Partnership sold the Westlake Meadows and Green Trails apartment complexes, respectively. During December 1996, the General Partner also sold the 1275 K Street, Westech 360, and Perimeter 400 office buildings, in which the Partnership held minority joint venture interests. During 1997, the Partnership sold the Ammendale Technology Park - Phase II office buildings. The Partnership currently has contracts to sell the Arborland Consumer Mall and the Erindale Centre Shopping Center for the sales prices of $7,750,000 and $7,600,000, respectively. The Partnership is actively marketing the remaining two properties in its portfolio.

The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In June 1996, the Partnership sold the Westlake Meadows Apartments in an all cash sale for $10,800,000. From the proceeds of the sale, the Partnership paid $344,963 in selling costs. In accordance with the Partnership Agreement, the Partnership distributed the proceeds to the Tax-exempt Limited Partners in October 1996. See Note 11 of Notes to Financial Statements for additional information.

In July 1996, the Partnership sold the Green Trails Apartments in an all cash sale for $33,050,000. In addition, the buyer assumed a $415,682 liability for the real estate taxes. From the proceeds of the sale, the Partnership paid $857,567 in selling costs. Pursuant to the terms of the sale, $250,000 of the proceeds were retained by the Partnership until December 1996. The full amount of the holdback was released in December 1996. In accordance with the Partnership Agreement, the Partnership distributed a majority of the proceeds to the Tax-exempt Limited Partners in October 1996. The remaining proceeds were distributed to the Tax-exempt Limited Partners in January 1997. See Note 11 of Notes to Financial Statements for additional information.

The 1275 K Street Office Building was owned by a joint venture consisting of the Partnership and an affiliate. In December 1996, the joint venture sold the property in an all cash sale for $28,300,000. From the proceeds of the sale, the joint venture paid $911,470 in selling costs. The net proceeds of the sale were $27,388,530, of which $10,812,992 was the Partnership's share. Pursuant to the terms of the sale, $2,287,500 of the proceeds will be retained by the joint venture until September 1997. In accordance with the Partnership Agreement, the remaining proceeds received by the Partnership were distributed to the Tax-exempt Limited Partners in January 1997. See Note 8 of Notes to Financial Statements for additional information.

The Westech 360 Office Building was owned by a joint venture consisting of the Partnership and an affiliate. In December 1996, the joint venture sold the property in an all cash sale for $18,330,000. From the proceeds of the sale, the joint venture paid $477,653 in selling costs. The net proceeds of the sale were $17,852,348, of which $7,730,067 was the Partnership's share. Pursuant to the terms of the sale, $1,395,000 of the proceeds will be retained by the joint venture until September 1997. In accordance with the Partnership Agreement, the remaining proceeds received by the Partnership were distributed to the Tax-exempt Limited Partners in January 1997. See Note 8 of Notes to Financial Statements for additional information.

The Perimeter 400 Office Building was owned by a joint venture consisting of the Partnership and three affiliates. In December 1996, the joint venture sold the property in an all cash sale for $40,700,000. From the proceeds of the sale, the joint venture paid $882,765 in selling costs. The net proceeds of the sale were $39,817,235, of which $8,739,883 was the Partnership's share. Pursuant to the terms of the sale, $1,750,000 of the proceeds will be retained by the joint venture until September 1997. In accordance with the Partnership Agreement, the remaining proceeds received by the Partnership were distributed to the Tax-exempt Limited Partners in January 1997. See Note 8 of Notes to Financial Statements for additional information.

In February 1997, the Partnership sold the Ammendale Technology Park - Phase II in an all cash sale for $5,768,000. From the proceeds of the sale, the Partnership paid $289,417 in selling costs. Pursuant to the terms of the sale, $170,904 of the proceeds has been placed in escrow until November 1997. The Partnership expects to distribute the remaining proceeds to the Tax-exempt Limited Partners in 1997 in accordance with the Partnership Agreement. See
Note 15 of Notes to Financial Statements for additional information.

In January 1997, the Partnership made a distribution of $26,451,647 ($2.80 per Taxable Interest and $41.50 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1996. This distribution includes a regular quarterly distribution of $2.80 per Taxable Interest and $3.72 per Tax-exempt Interest, and a special distribution of $37.78 per Tax-exempt Interest pursuant to the Partnership Agreement from Net Cash Proceeds from the sales of the three properties in which the Partnership held minority joint venture interests. In January 1997, the Partnership also paid $208,027 to the General Partner as its distributive share of Net Cash Receipts distributed for the fourth quarter of 1996 and made a contribution to the Repurchase Fund of $69,342.

The Partnership made four distributions totaling $16.35, $7.90 and $7.00 per Taxable Interest and $78.24, $10.51 and $9.32 per Tax-exempt Interest in 1996, 1995 and 1994, respectively. Distributions to Tax-Exempt Limited Partners were comprised of $21.74 of Net Cash Receipts and $56.50 of Net Cash Proceeds in 1996, $10.51 of Net Cash Receipts in 1995 and $9.32 of Net Cash Receipts in 1994. Distributions to Taxable Limited Partners were comprised of Net Cash Receipts in all three years. Net Cash Receipts distributions increased from 1995 to 1996 due to improved operations at the Partnership's properties and due to a special distribution of Net Cash Receipts reserves in 1996. Including the January 1997 distribution, Limited Partners have received Net Cash Receipts distributions of $100.60 per $250 Taxable Interest and $133.86 per Tax-exempt Interest, and Net Cash Proceeds of $94.28 per $250 Tax-exempt Interest. Future distributions will be made from cash flow generated from property operations from the remaining properties and future property sales. In light of results to date, the General Partner does not anticipate that taxable investors will recover all of their original investment.

During 1996, the General Partner, on behalf of the Partnership, used amounts placed in the Repurchase Fund to repurchase 7,554 Interests from Limited Partners at a total cost of $992,928. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1996          December 31, 1995
                      -----------------------    -----------------------
                      Financial        Tax        Financial       Tax
                      Statements     Returns      Statements    Returns
                     -----------   ----------     -----------   ----------
Total assets         $71,472,288  $97,441,511   $103,241,269 $136,998,206
Partners' (deficit)
  capital accounts:
    General Partner    (597,954)     (42,382)        352,981      729,542
    Limited Partners  71,279,934  113,945,510    101,720,792  152,084,863
Net income:
    General Partner      669,960      933,735        938,472    1,068,061
    Limited Partners  19,972,385   11,919,036      5,211,999    6,565,191
    Per Limited Part-
      nership Interest     29.23          (A)           7.63          (A)

    (A) Net income is $17.53 per Tax-exempt Interest and $16.35 per Taxable Interest for 1996, and $9.74 per Tax-exempt Interest and $7.90 per Taxable Interest for 1995.


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

The reports of Ernst & Young LLP on the Registrant's financial statements for each of the two fiscal years ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners - III, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                                 OFFICERS
            -----                                 --------
         Chairman, President and Chief         Thomas E. Meador
            Executive Officer
         Senior Vice President                 Alexander J. Darragh
         Senior Vice President                 James E. Mendelson
         Senior Vice President                 John K. Powell, Jr.
         Managing Director, Chief              Jayne A. Kosik
            Financial Officer, Treasurer
            and Assistant Secretary


Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $6,624 in 1996 with respect to one of the executive officers and directors of Balcor Equity Partners-III, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 10 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
(a) The following entity is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:

                  Name and        Amount and
                  Address of      Nature of      Percent
                  Beneficial      Beneficial     of
Title of Class    Owner           Ownership      Class
-----------------------------------------------------------
Limited           Walton          30,599.93       4.48%
Partnership       Street          Limited
Interests         Capital         Partnership
                  Acquisition     Interests
                  Co. II, L.C.C.
                  Chicago,
                  Illinois

Limited           Beattie         16,455.35       2.41%
Partnership       Place           Limited
Interests         Greenville,     Partnership
                  South           Interests
                  Carolina

While Walton Street Capital Acquisition Co. II, L.C.C. and Beattie Place individually own less than 5% of the Interests, for purposes of this Item 12, Walton Street Capital Acquisition Co. II, L.C.C. is an affiliate of Beattie Place and, collectively, they own 6.89% of the Interests.

(b) Balcor Equity Partners-III (principally through the Repurchase Fund) and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:


                                  Amount
                               Beneficially
           Title of Class          Owned       Percent of Class
         -------------------  ---------------  ----------------
         Limited Partnership
             Interest         20,165 Interests        2.95%

Relatives and affiliates of the partners and officers of the General Partner do not own any additional interests.

(c) The Registrant is not aware of any arrangements, the operations of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

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

(4) Specimen Subscription Agreement set forth as Exhibit 4.1 to Amendment No.
2 to the Registrant's Registration Statement on Form S-11 dated September 25, 1985 (Registration Statement No. 2-97579) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 are incorporated herein by reference.

(10)  Material Contract:

(a) Agreement of Sale and attachment thereto relating to the sale of the Green Trails Apartments located in Lisle, Illinois previously filed as Exhibit 2 to the Registrant's Report on Form 8-K dated June 28, 1996 is incorporated herein by reference.

(b) Agreement of Sale and attachments thereto relating to the sale of the 1275 K Street Office Building, Washington, D.C., as previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated November 29, 1996 is incorporated herein by reference.

(c) Agreement of Sale and attachment thereto relating to the sale of the Arborland Consumer Mall, Ann Arbor, Michigan is attached hereto.

(16)Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 is hereby incorporated herein by reference.

(27)Financial Data Schedule of the Registrant for 1996 is attached hereto.

(99) Additional Exhibits:

(i) First Amendment to Agreement of Sale relating to the sale of the Ammendale Technology Park - Phase II, Prince George's County, Maryland, is attached hereto.

(ii) Second Amendment to Agreement of Sale relating to the sale of the Ammendale Technology Park - Phase II, Prince George's County, Maryland, is attached hereto.

(iii) Third Amendment to Agreement of Sale relating to the sale of the Ammendale Technology Park - Phase II, Prince George's County, Maryland, is attached hereto.

(iv) Fourth Amendment to Agreement of Sale relating to the sale of the Ammendale Technology Park - Phase II, Prince George's County, Maryland, is attached hereto.

(v) Agreement of Sale and attachment thereto relating to the sale of the Erindale Centre Shopping Center, Colorado Springs, Colorado is attached hereto.

(b) Report on Form 8-K: A Current Report on Form 8-K dated November 29, 1996, was filed reporting the Agreement of Sale relating to the sale of the 1275 K Street office building, the Agreement of Sale relating to the sale of Ammendale Technology Park - Phase II, the Agreement of Sale relating to the sale of the Westech 360 office buildings, and the Agreement of Sale relating to the sale of the Perimeter 400 Center office building.

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

                         BALCOR EQUITY PENSION INVESTORS-III
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By:  /s/Jayne A. Kosik
                             --------------------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer) of Balcor
                             Equity Partners-III, the General
                             Partner

Date: March 27, 1997
      --------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------    -------------------------------     ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
/s/Thomas E. Meador      Partners-III, the General Partner  March 27, 1997
--------------------                                        --------------
  Thomas E. Meador

                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of Balcor
                         Equity Partners-III, the General
 /s/Jayne A. Kosik       Partner                            March 27, 1997
--------------------                                        --------------
   Jayne A. Kosik

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE:



Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital, for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1996


Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Equity Pension Investors-III
A Real Estate Limited Partnership:

We have audited the accompanying balance sheets of Balcor Equity Pension Investors-III A Real Estate Limited Partnership (An Illinois Limited Partnership) as of December 31, 1996 and 1995, and the related statements of partners' capital, income and expenses, and cash flows for each of the two years in the period ended December 31, 1996. We have also audited the financial statement schedule. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-III A Real Estate Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. The Partnership is presently marketing for sale its remaining real estate assets. Upon disposition of its remaining real estate assets and resolution of the litigation described in Note 14 to the financial statements, the Partnership intends to cease operations and dissolve.

                                   /s/Coopers & Lybrand L.L.P.

                                   COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 24, 1997

                        REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Equity Pension Investors-III
A Real Estate Limited Partnership:

We have audited the accompanying statements of partners' capital, income and expenses and cash flows of Balcor Equity Pension Investors-III A Real Estate Limited Partnership (An Illinois Limited Partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Balcor Equity Pension Investors-II, an affiliate, which is the majority joint venturer of the partnerships which own the 1275 K Street and Westech 360 Investments. The Partnership's share of the combined operating income of these joint ventures included in the accompanying 1994 statement of income and expenses totaled approximately $919,000. The financial statements of Balcor Equity Pension Investors-II were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the aforementioned investments in joint ventures, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit on the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Balcor Equity Pension Investors-III A Real Estate Limited Partnership for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

                                   /s/Ernst & Young LLP

                                   ERNST & YOUNG LLP

Chicago, Illinois
March 20, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Equity Pension Investors-III
A Real Estate Limited Partnership:

We have audited the statements of partners' capital, income and expenses, and cash flows of Balcor Equity Pension Investors-II A Real Estate Limited Partnership (An Illinois Limited Partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Balcor Equity Pension Investors-II A Real Estate Limited Partnership for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


                                   /s/Coopers & Lybrand L.L.P.

                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 24, 1995

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS

                                                 1996            1995
                                            --------------  --------------
Cash and cash equivalents                   $  35,523,271   $  11,280,395
Accounts and accrued interest receivable        1,202,372       1,775,121
Prepaid expenses, principally real
  estate taxes and insurance                      469,833         531,549
Deferred expenses, net of accumulated
  amortization of $384,914 in 1996 and
  $311,855 in 1995                                131,377         204,436
                                            --------------  --------------
                                               37,326,853      13,791,501
                                            --------------  --------------
Investment in real estate:
  Land                                          7,925,685      14,394,281
  Buildings and improvements                   49,748,165      81,277,182
                                            --------------  --------------
                                               57,673,850      95,671,463
  Less accumulated depreciation                25,600,858      29,238,934
                                            --------------  --------------
Investment in real estate, net of
  accumulated depreciation                     32,072,992      66,432,529
Investment in joint ventures with
  affiliates                                    2,072,443      23,017,239
                                            --------------  --------------
                                            $  71,472,288   $ 103,241,269
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     389,388   $     289,191
Due to affiliates                                 119,215          29,973
Accrued liabilities, principally
  real estate taxes                               106,625         519,233
Security deposits                                 175,080         329,099
                                            --------------  --------------
    Total liabilities                             790,308       1,167,496
                                            --------------  --------------
Commitments and Contingencies
Limited Partners' capital (683,204
  Interests issued and outstanding)            71,279,934     101,720,792
General Partner's (deficit) capital              (597,954)        352,981
                                            --------------  --------------
    Total partners' capital                    70,681,980     102,073,773
                                            --------------  --------------
                                            $  71,472,288   $ 103,241,269
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1996, 1995, and 1994





                                 Partners' Capital (Deficit) Accounts
                            -----------------------------------------------
                                                General         Limited
                                  Total         Partner         Partners
                            --------------- -------------- ----------------

Balance at December 31,
  1993                      $  105,887,090  $      89,955  $   105,797,135

Cash distributions to:
  Limited Partners (A)          (6,253,480)                     (6,253,480)
  General Partner                 (694,832)      (694,832)

Net income for the year
  ended December 31, 1994        4,820,354        802,970        4,017,384
                            --------------- -------------- ----------------
Balance at December 31,
  1994                         103,759,132        198,093      103,561,039

Cash distributions to:
  Limited Partners (A)          (7,052,246)                     (7,052,246)
  General Partner                 (783,584)      (783,584)

Net income for the year
  ended December 31, 1995        6,150,471        938,472        5,211,999
                            --------------- -------------- ----------------
Balance at December 31,
  1995                         102,073,773        352,981      101,720,792

Cash distributions to:
  Limited Partners (A)         (50,413,243)                    (50,413,243)
  General Partner               (1,620,895)    (1,620,895)

Net income for the year
  ended December 31, 1996       20,642,345        669,960       19,972,385
                            --------------- -------------- ----------------
Balance at December 31,
  1996                      $   70,681,980  $    (597,954) $    71,279,934
                            =============== ============== ================


(A)  Summary of cash distributions paid per Interest:

                                  1996            1995            1994
                            --------------- -------------- ----------------
Taxable
-------------
First Quarter               $         1.75  $        1.75  $          1.75
Second Quarter                        2.80           1.75             1.75
Third Quarter                         2.80           2.65             1.75
Fourth Quarter                        9.00           1.75             1.75


Tax-Exempt
-------------
First Quarter                         2.33           2.33             2.33
Second Quarter                        3.72           2.33             2.33
Third Quarter                         3.72           3.52             2.33
Fourth Quarter                       68.47           2.33             2.33


The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995, and 1994


                                  1996            1995           1994
                            --------------- -------------- ----------------
Income:
  Rental                    $   10,311,282  $  12,986,774  $    12,650,105
  Service                        2,290,095      2,445,471        2,508,431
  Participation in income
    of joint ventures
    with affiliates              6,501,382      1,757,775        1,382,726
  Interest on short-term
    investments                  1,181,595        614,490          397,194
                            --------------- -------------- ----------------
    Total income                20,284,354     17,804,510       16,938,456
                            --------------- -------------- ----------------

Expenses:
  Depreciation                   2,487,264      2,979,544        2,971,629
  Amortization of deferred
    expenses                        73,059         73,060           72,623
  Property operating             4,961,218      5,461,616        5,925,587
  Real estate taxes              1,379,433      1,696,995        1,668,374
  Property management fees         585,864        715,113          707,876
  Administrative                   987,011        727,711          772,013
  Provision for investment
    property writedown           3,777,000
                            --------------- -------------- ----------------
    Total expenses              14,250,849     11,654,039       12,118,102
                            --------------- -------------- ----------------
Income before gain on sales
  of properties                  6,033,505      6,150,471        4,820,354

Gain on sales of properties     14,608,840
                            --------------- -------------- ----------------
Net income                  $   20,642,345  $   6,150,471  $     4,820,354
                            =============== ============== ================
Net income allocated to
  General Partner           $      669,960  $     938,472  $       802,970
                            =============== ============== ================
Net income allocated to
  Limited Partners          $   19,972,385  $   5,211,999  $     4,017,384
                            =============== ============== ================
Net income per Limited
  Partnership Interest
  (683,204 issued and
  outstanding)              $        29.23  $        7.63  $          5.88
                            =============== ============== ================

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995, and 1994

                                1996            1995           1994
                            --------------- -------------- ----------------
Operating activities:
  Net income                $   20,642,345  $   6,150,471  $     4,820,354
  Adjustments to recon-
    cile net income to
    net cash provided by
    operating activities:
      Gain on sales of
       properties              (14,608,840)
      Participation in
       income of joint
       ventures with
       affiliates               (6,501,382)    (1,757,775)      (1,382,726)
      Depreciation of
       properties                2,487,264      2,979,544        2,971,629
      Amortization of
       deferred expenses            73,059         73,060           72,623
      Provision for
       investment property
       writedown                 3,777,000
      Payment of leasing
       commissions                                                 (28,816)
      Net change in:
        Accounts and
          accrued interest
          receivable               572,749        556,064          (35,916)
        Prepaid expenses            61,716        (42,519)         (18,105)
        Accounts payable           100,197       (298,209)         169,683
        Due to affiliates           89,242        (73,000)          11,423
        Accrued liabilities          3,074          5,199            3,507
        Security deposits         (154,019)        23,716           12,074
                            --------------- -------------- ----------------
  Net cash provided by
    operating activities         6,542,405      7,616,551        6,595,730
                            --------------- -------------- ----------------
Investing activities:
  Capital contribution to
    joint venture with
    an affiliate                   (62,975)       (17,347)         (26,096)
  Distributions from joint
    ventures with affil-
    iates                       27,509,153      2,060,484        2,134,932
  Improvements to properties      (359,039)      (405,806)        (162,463)
  Proceeds from sales of
    properties                  43,850,000
  Payment of selling costs      (1,202,530)
                            --------------- -------------- ----------------
  Net cash provided by
    investing activities        69,734,609      1,637,331        1,946,373

                            --------------- -------------- ----------------
Financing activities:
  Distributions to
    Limited Partners           (50,413,243)    (7,052,246)      (6,253,480)
  Distributions to
    General Partner             (1,620,895)      (783,584)        (694,832)
                            --------------- -------------- ----------------
  Cash used in financing
    activities                 (52,034,138)    (7,835,830)      (6,948,312)
                            --------------- -------------- ----------------
Net change in cash and
  cash equivalents              24,242,876      1,418,052        1,593,791
Cash and cash equivalents
  at beginning of year          11,280,395      9,862,343        8,268,552
                            --------------- -------------- ----------------
Cash and cash equivalents
  at end of year            $   35,523,271  $  11,280,395  $     9,862,343
                            =============== ============== ================

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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold Westlake Meadows Apartments and the Green Trails Apartments. In addition, the 1275 K Street, Westech 360, and Perimeter 400 office buildings, in which the Partnership held minority joint venture interests were also sold in 1996. A majority of the proceeds from the sales of these properties was distributed to Tax-exempt Limited Partners in 1996 and January 1997. During 1997, the Partnership sold the Ammendale Technology Park - Phase II office buildings. The Partnership currently has contracts to sell the Arborland Consumer Mall and the Erindale Centre Shopping Center. The Partnership is actively marketing the remaining two properties in its portfolio. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 14 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties based on the current sales price less estimated closing costs. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(c) Investment in joint ventures with affiliates represents the Partnership's 39.48%, 43.3% and 21.95% interests, under the equity method of accounting, in three joint ventures with affiliated partnerships. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(d) Deferred expenses consist of leasing commissions which are amortized over the life of each respective lease. Upon the sale of the property, the remaining unamortized portion of the commissions will be written off.

(e) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements for operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(f) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(g) Cash and cash equivalents include all unrestricted highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

4. Partnership Agreement:

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

"Net Cash Receipts" available for distribution are distributed as follows: 90% to Limited Partners, 7.5% to the General Partner as its distributive share from Partnership operations and an additional 2.5% to the General Partner for allocation to the Repurchase Fund which was utilized to repurchase Interests from Limited Partners pursuant to the terms set forth in the Partnership Agreement.

At the sole discretion of the General Partner and subject to certain limitations, amounts placed in the Repurchase Fund were available to be used to repurchase Interests from existing Limited Partners. During 1996, the General Partner used amounts placed in the Repurchase Fund to repurchase 7,554 Interests from Limited Partners at a cost of $992,928. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. An amount not to exceed the amount originally allocated to the Repurchase Fund will be returned to the Partnership at liquidation, if necessary, to permit payment to the Limited Partners of their "Original Capital" plus any deficiency in their "Liquidation Preference" as defined in the Partnership Agreement.

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

5. Investment Property Writedown:

In 1996, the Partnership determined that an impairment to the asset value of the Arborland Consumer Mall had occurred. During 1996, the property was written down to its current sales price, less estimated closing costs, and a $3,777,000 provision for investment property writedown was recognized.

6. Management Agreements:

As of December 31, 1996, all of the properties owned by the Partnership are under management agreements with third-party management companies. These management agreements provide for annual fees of 5% of gross operating receipts for residential properties, and 3% to 6% of gross operating receipts for commercial and retail properties.

7. Seller's Participation in Joint Venture:

The Arborland Consumer Mall is owned by a joint venture between the Partnership and the seller. Consequently, the seller retains an interest in the property through its interest in the joint venture. All assets, liabilities, income and expenses of the joint venture are included in the financial statements of the Partnership with the appropriate deduction from income or loss, if any, for the seller's participation in the joint venture. The seller shares in the cash flow of the property only after the Partnership receives a preferential distribution. The Partnership made no distribution to the seller in 1996, 1995 or 1994.

8. Investment in Joint Ventures with Affiliates:

(a) In 1986, the Partnership and an affiliate acquired the 1275 K Street Office Building. Profits and losses, all capital contributions and distributions were allocated in accordance with the participants' original funding percentages. The Partnership's sharing percentage was 39.48%. In December 1996, the joint venture sold the property in an all cash sale for $28,300,000. From the proceeds of the sale, the joint venture paid $911,470 in selling costs. Pursuant to the terms of the sale, $2,287,500 of the sale proceeds will be retained by the joint venture until September 1997. For financial statement purposes, the joint venture recognized a loss of $5,028,903 from the sale of this property, of which $1,924,848 is the Partnership's share. In addition, during 1996, 1995 and 1994, the Partnership received distributions from this joint venture totaling $11,236,549, $1,240,391 and $1,379,998, respectively.

(b) In 1988, the Partnership and an affiliate acquired the Westech 360 Office Building. Profits and losses, all capital contributions and distributions were allocated in accordance with the participants' original funding percentages. The Partnership's sharing percentage was 43.30%. In December 1996, the joint venture sold the property in an all cash sale for $18,330,000. From the proceeds of the sale, the joint venture paid $477,653 in selling costs. Pursuant to the terms of the sale, $1,395,000 of the sale proceeds will be retained by the joint venture until September 1997. For financial statement purposes, the joint venture recognized a gain of $9,904,922 from the sale of this property, of which $4,288,415 is the Partnership's share. In addition, during 1996, 1995, and 1994, the Partnership received distributions from this joint venture totaling $7,560,143, $357,562, and $290,889, respectively.

(c) In 1990, the Partnership and three affiliates acquired the Perimeter 400 Office Center. Profits and losses, all capital contributions and distributions were allocated in accordance with the participants' original funding percentages. The Partnership's sharing percentage was 21.95%. In December 1996, the joint venture sold the property in an all cash sale for $40,700,000. From the proceeds of the sale, the joint venture paid $882,765 in selling costs. Pursuant to the terms of the sale, $1,750,000 of the sale proceeds will be retained by the joint venture until September 1997. The joint venture recognized a gain of $12,420,982 from the sale of this property, of which $2,725,820 is the Partnership's share. During 1995, the Partnership recognized income of $145,968 as its share of the recovery related to the change in the estimate of the fair value of the property. This amount was included in the Partnership's participation in income of joint venture with affiliates. In addition, during 1996, 1995, and 1994, the Partnership received distributions from this joint venture totaling $8,712,461, $462,531, and $464,045, respectively; and made contributions of $62,975, $17,347 and $26,096 in 1996, 1995 and 1994, respectively.

The following combined information has been summarized from the financial statements of the joint ventures:
                                       1996         1995         1994
                                    ----------   ----------   ----------
    Net investment in real estate
      as of December 31                   None  $67,113,953  $68,282,318
    Total liabilities as of
      December 31                     $200,899      650,669      751,926
    Total income                    14,019,918   14,167,508   13,124,088
    (Loss) income before net
       gain on sales                (6,559,548)   2,424,601    4,437,187
    Net gain on sales               17,297,001         None         None
    Net income                      10,737,453    2,424,601    4,437,187


9. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1996 in the financial statements is $7,789,574 greater than the tax income for the same period.

10. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------
Property management fees   None     None     None    None  $706,757   None

Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting          $ 19,529 $ 14,768 $ 56,355 $ 4,277   77,188 $28,693
    Data processing        5,553    2,236   48,537   2,297   79,700  23,037
    Investment processing  8,340     None   46,869   8,340   16,063   1,290
    Investor communica-
      tions                 None     None    9,607    None   12,740   7,211
    Legal                 10,885    8,231   23,554   1,908   18,725  10,009
    Portfolio management 118,728   89,781  104,228  13,139   67,524  27,154
    Other                  5,554    4,200    7,597      12   27,922   5,579

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for expenses. The Partnership paid premiums to the deductible insurance program of $15,835, $63,162 and $89,149 in 1996, 1995 and 1994, respectively.

11.  Property Sales:

(a) In June 1996, the Partnership sold the Westlake Meadows Apartments in an all cash sale for $10,800,000. From the proceeds of the sale, the Partnership paid $344,963 in selling costs. The basis of the property was $5,607,034 which is net of accumulated depreciation of $2,884,709. For financial statement purposes, the Partnership recognized a gain of $4,848,003 from the sale of this property.

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

12. Rentals under Operating Leases:

The Partnership receives rental income from the leasing of office and retail space under operating leases. The minimum future rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) to be received by the Partnership for Arborland Consumer Mall, Bingham Farms Office Plaza-Phase IV, and the Erindale Centre shopping center based on operating leases held at December 31, 1996 are approximately as follows:

                         1997         $ 5,325,000
                         1998           4,254,000
                         1999           2,017,000
                         2000           1,539,000
                         2001           1,164,000
                         Thereafter     2,421,000
                                      -----------
                                      $16,720,000
                                      ===========

These rentals include amounts relating to land leases which the Partnership entered into with certain tenants of the shopping center.

Minimum rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales in excess of stipulated minimums. Percentage rentals were not significant during 1996, 1995 and 1994. The Partnership is subject to the usual business risks regarding the collection of these rentals.

Approximately 12% of the space at the Erindale Centre shopping center is leased to Kacey Fine Furniture. Of the Partnership's total rental income recognized during 1996, approximately 1% related to Kacey Fine Furniture. Kacey Fine Furniture's lease runs through August 2000.

Approximately 19%, 10%, 21%, and 16% of the space at the Arborland Consumer Mall is leased to Burlington Coat Factory, Marshall's, Service Merchandise, and Toys R Us, respectively. Of the Partnership's total rental income recognized during 1996, approximately 2% relates to each of Burlington Coat Factory, Marshall's, Service Merchandise, and Toys R Us. Burlington Coat Factory's lease runs through July 1998, Marshall's lease runs through January 1999, Service Merchandise's lease runs through February 1999, and Toys R Us's lease runs through January 2004.

Approximately 87% of the space at the Bingham Farms Office Plaza - Phase IV is leased to Frontier Communications. Of the Partnership's total rental income recognized during 1996, approximately 19% relates to Frontier Communications. Frontier Communications's lease runs through July 1998.

13. Fair Value of Financial Investments:

At December 31, 1996 and 1995, the carrying value of cash and cash equivalents, accounts and accrued interest receivable, and accounts payable approximates the fair value.

14. Contingencies:

(a) The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations, and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

(b) The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not yet been certified, and no determination of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations, and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

15. Subsequent Events:

(a) In January 1997, the Partnership paid $26,451,647 to Limited Partners representing the regular quarterly distribution of available Net Cash Receipts of $2.80 per Taxable Interest and $3.72 per Tax-exempt Interest for the fourth quarter of 1996, and a special distribution of $37.78 per Tax-exempt Interest from Net Cash Proceeds from the sales of the three properties in which the Partnership held minority joint venture interests.

(b) In February 1997, the Partnership sold the Ammendale Technology Park - Phase II office building in an all cash sale for $5,768,000. From the proceeds of the sale, the Partnership paid $289,417 in selling costs. For financial statement purposes, the Partnership will recognize a gain of approximately $800,000 from the sale of this property during the first quarter of 1997.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 1996
        Col. A                 Col. B          Col. C                        Col. D
---------------------         --------  --------------------  ---------------------------------
                                            Initial Cost              Cost Adjustments
                                           to Partnership         Subsequent to Acquisition
                                        --------------------  ---------------------------------
                                                  Buildings               Carrying   Reduction
                               Encum-              and Im-     Improve-    Costs     of Basis
     Description              brances     Land    provements    ments       (a)       (b)
---------------------         -------   -------- ------------ ---------   --------- -----------
Ammendale Technology
  Park-Phase II, three
  109,000 sq. ft. one-
  story ofc. bldgs. in
  Prince George's County, MD    None  $4,642,744   $2,416,214   $ 597,673  $177,650   $(2,700,000)
Arborland Consumer Mall,
  348,000-sq. ft. mall
  in Ann Arbor, MI              None   2,400,000   18,344,680     375,059    85,161    (3,777,000)
Belmont Apts., 202-
  units in Renton, WA           None   1,011,730    7,672,086        None    12,317
Bingham Farms Office
  Plaza-Phase IV, 4-
  story 145,000-sq.
  ft. office bldg. in
  Bingham Farms, MI             None   1,000,000   17,180,850   1,112,040    15,047    (3,400,000)
Erindale Centre,
  167,000-sq. ft.
  shpg. cntr. in
  Colorado Springs, CO          None   2,630,000   14,710,425     280,901    86,273    (7,200,000)
                                     -----------  -----------  ----------  --------  ------------
    Total                            $11,684,474  $60,324,255  $2,365,673  $376,448  $(17,077,000)
                                     ===========  ===========  ==========  ========  ============

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 1996
                                  (Continued)
       Col. A                          Col. E                 Col. F    Col. G  Col. H      Col. I
-------------------       --------------------------------   --------  -------- ------  --------------
                               Gross Amounts at Which                                      Life Upon
                             Carried at Close of Period                                   Which Depre-
                           -------------------------------                                 ciation in
                                    Buildings               Accumulated    Date  Date    Latest Income
                                     and Im-       Total     Deprecia-  of Con-  Acq-       Statement
    Description             Land  provements       (c)(d)      tion(d) struction uired    is Computed
---------------------- ---------  -----------   ---------   ---------- --------- -----  --------------
Ammendale Technology
  Park-Phase II, three
  one-story ofc. bldgs.
  containing 109,000
  sq. ft. in Prince
  George's County, MD(j)$2,991,777 $ 2,142,504  $ 5,134,281 $   407,322     (e)  10/91(f)      (g)
Arborland Consumer Mall,
  348,000-sq. ft. mall
  in Ann Arbor, MI       1,594,948  15,832,954   17,427,902  10,035,486     (h)   5/86         (g)
Belmont Apts., 202-
  units in Renton, WA    1,013,169   7,682,963    8,696,132   3,275,843    1986   7/86         (g)
Bingham Farms Office
  Plaza-Phase IV, 4-
  story 145,000-sq.
  ft. office bldg. in
  Bingham Farms, MI        820,628  15,087,309   15,907,937   6,390,646    1982   1/86         (g)
Erindale Centre,
  167,000-sq. ft.
  shpg. cntr. in
  Colorado Springs, CO   1,567,300   8,940,298   10,507,598   5,491,561     (i)   9/86         (g)
                       ----------- -----------  ----------- -----------
    Total               $7,987,822 $49,686,028  $57,673,850 $25,600,858
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

(c) The aggregate cost of land for Federal income tax purposes is $11,825,877 and the aggregate cost of buildings and improvements for Federal income tax purposes is $64,773,752. The total of these is $76,599,629.

(d)                   Reconciliation of Real Estate
                     -------------------------------

                                       1996         1995         1994
                                    ----------   ----------   ----------
    Balance at beginning of year   $95,671,463  $95,265,657  $95,103,194

    Additions during the year:
      Improvements                     359,039      405,806      162,463

    Reductions during the year:
      Cost of real estate sold     (34,579,652)        None         None
       Provision for investment
       property writedown           (3,777,000)
                                   -----------  -----------  -----------
    Balance at end of year         $57,673,850  $95,671,463  $95,265,657
                                   ===========  ===========  ===========

                  Reconciliation of Accumulated Depreciation
                 ------------------------------------------
                                       1996         1995         1994
                                    ----------   ----------   ----------
    Balance at beginning of year   $29,238,934  $26,259,390  $23,287,761

    Depreciation expense for
      the year                       2,487,264    2,979,544    2,971,629
    Accumulated depreciation of
       real estate sold             (6,125,340)        None         None
                                   -----------  -----------  -----------
    Balance at end of year         $25,600,858  $29,238,934  $26,259,390
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

(j) In February 1997, this property was sold. See Note 15 of Notes to Financial Statements for additional information.