Form 10-Q
period 1997-03-31
BALCOR EQUITY PENSION INVESTORS III
filed 1997-05-15
CIK 768605

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended  March 31, 1997
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                 1997             1996
                                           --------------   --------------
Cash and cash equivalents                  $  15,799,761    $  35,523,271
Accounts and accrued interest receivable       1,088,234        1,202,372
Prepaid expenses, principally real
  estate taxes and insurance                     273,869          469,833
Deferred expenses, net of accumulated
  amortization of $371,348 in 1997 and
  $384,914 in 1996                                84,863          131,377
                                           --------------   --------------
                                              17,246,727       37,326,853
                                           --------------   --------------
Investment in real estate:
  Land                                         4,996,045        7,925,685
  Buildings and improvements                  47,543,526       49,748,165
                                           --------------   --------------
                                              52,539,571       57,673,850
  Less accumulated depreciation               25,622,005       25,600,858
                                           --------------   --------------
Investment in real estate, net of
  accumulated depreciation                    26,917,566       32,072,992
                                           --------------   --------------
Investment in joint ventures with
  affiliates                                   1,891,266        2,072,443
                                           --------------   --------------
                                           $  46,055,559    $  71,472,288
                                           ==============   ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     263,030    $     389,388
Due to affiliates                                120,439          119,215
Accrued liabilities                              337,450          106,625
Security deposits                                148,686          175,080
                                           --------------   --------------
     Total liabilities                           869,605          790,308
                                           --------------   --------------

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)


Commitments and contingencies

Limited Partners' capital (683,204
  Interests issued and outstanding)           45,962,876       71,279,934

General Partner's deficit                       (776,922)        (597,954)
                                           --------------   --------------
     Total partners' capital                  45,185,954       70,681,980
                                           --------------   --------------
                                           $  46,055,559    $  71,472,288
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                1997             1996
                                           --------------   --------------
Income:
  Rental                                   $   1,780,110    $   3,306,814
  Service                                        607,000          546,788
  Participation in income of joint
    ventures with affiliates                                      496,138
  Interest on short-term investments             208,098          144,575
                                           --------------   --------------
    Total income                               2,595,208        4,494,315
                                           --------------   --------------
Expenses:
  Depreciation                                   447,188          746,163
  Amortization of deferred expenses               46,514           18,265
  Property operating                           1,028,265        1,323,492
  Real estate taxes                              282,607          406,811
  Property management fees                       106,088          176,359
  Administrative                                 221,901          130,591
                                           --------------   --------------
    Total expenses                             2,132,563        2,801,681
                                           --------------   --------------
Income before gain on sale of
  property                                       462,645        1,692,634

Gain on sale of property                         770,345
                                           --------------   --------------
Net income                                 $   1,232,990    $   1,692,634
                                           ==============   ==============
Net income allocated to General Partner    $      98,401    $     250,391
                                           ==============   ==============
Net income allocated to Limited Partners   $   1,134,589    $   1,442,243
                                           ==============   ==============
Net income per Limited Partnership Interest
  (683,204 issued and outstanding)         $        1.66    $        2.11
                                           ==============   ==============
Distribution to General Partner            $     277,369    $     173,708
                                           ==============   ==============
Distribution to Limited Partners           $  26,451,647    $   1,563,370
                                           ==============   ==============
Distribution per Limited Partnership
  Interest:
    Taxable                                $        2.80    $        1.75
                                           ==============   ==============
    Tax-Exempt                             $       41.50    $        2.33
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                 1997             1996
                                           --------------   --------------
Operating activities:
  Net income                               $   1,232,990    $   1,692,634
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Gain on sale of property                  (770,345)
      Participation in income of joint
        ventures with affiliates                                 (496,138)
      Depreciation of properties                 447,188          746,163
      Amortization of deferred expenses           46,514           18,265
      Net change in:
        Accounts and accrued interest
          receivable                             114,138          401,124
        Prepaid expenses                         195,964          227,691
        Accounts payable                        (126,358)         (76,331)
        Due to affiliates                          1,224           18,519
        Accrued liabilities                      230,825          106,067
        Security deposits                        (26,394)          (4,758)
                                           --------------   --------------
  Net cash provided by operating activities    1,345,746        2,633,236
                                           --------------   --------------
Investing activities:
  Proceeds from sale of property               5,768,000
  Payment of selling costs                      (289,417)
  Capital contribution to joint venture
    with affiliate                               (39,705)
  Distributions from joint ventures with
    affiliates                                   220,882          411,097
                                           --------------   --------------
  Net cash provided by investing
    activities                                 5,659,760          411,097
                                           --------------   --------------
Financing activities:
  Distribution to Limited Partners           (26,451,647)      (1,563,370)
  Distribution to General Partner               (277,369)        (173,708)
                                           --------------   --------------
  Cash used in financing activities          (26,729,016)      (1,737,078)
                                           --------------   --------------
Net change in cash and cash equivalents      (19,723,510)       1,307,255
Cash and cash equivalents at beginning
  of period                                   35,523,271       11,280,395
                                           --------------   --------------
Cash and cash equivalents at end of period $  15,799,761    $  12,587,650
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold two properties and the three properties in which the Partnership held minority joint venture interests. The majority of the proceeds from the sales of these properties were distributed to Tax-Exempt Limited Partners in October 1996 and January 1997. During February 1997, the Partnership sold the Ammendale Technology Park - Phase II office buildings. The available proceeds from the sale of this property were distributed to Tax-Exempt Limited Partners in April 1997. The Partnership has entered into a contract to sell the Bingham Farms Office Plaza - Phase IV. The Partnership is actively marketing for sale the remaining three properties in its portfolio. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists or arises, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 are:

                                       Paid       Payable
                                    ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost   $  39,990    $ 120,439

4. Property Sale:

In February 1997, the Partnership sold the Ammendale Technology Park - Phase II office building in an all cash sale for $5,768,000. From the proceeds of the sale, the Partnership paid $289,417 in selling costs. The basis of the property was $4,708,238 which is net of accumulated depreciation of $426,041. For financial statement purposes, the Partnership recognized a gain of $770,345 from the sale of the property.

5. Contingencies:

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

6. Subsequent Event:

In April 1997, the Partnership paid $11,832,749 ($2.60 per Taxable Interest and $18.46 per Tax-Exempt Interest) to Limited Partners representing the regular quarterly distribution of available Net Cash Receipts of $2.60 per Taxable Interest and $3.46 per Tax-exempt Interest for the first quarter of 1997, and a special distribution of $15.00 per Tax-exempt Interest from Net Cash Proceeds available from the sale of the Ammendale Technology Park - Phase II office buildings and from the remaining available proceeds from the 1996 property sales.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-III A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $170,801,000 through the sale of Limited Partnership Interests. The Partnership funded four first mortgage loans, two of which were jointly funded with affiliates, and acquired five real property investments and a minority joint venture interest with an affiliate in another real property investment. All four properties collateralized by the Partnership's mortgage loans were acquired through foreclosure, including the loans funded jointly with affiliates, which were reclassified to investment in joint ventures with affiliates. During 1996, the Partnership sold two properties and the three properties in which the Partnership held a minority joint venture interest. During February 1997, the Partnership sold one additional property. As of March 31, 1997, the Partnership is operating its remaining four properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------
Summary of Operations
---------------------

During 1996, the Partnership sold the Green Trails and Westlake Meadows apartment complexes and the three properties in which the Partnership held a minority joint venture interest, all of which were generating income. In February 1997, the Partnership sold the Ammendale Technology Park - Phase II office buildings. As a result of these sales, net income decreased during the quarter ended March 31, 1997, as compared to the same period in 1996. This decrease was partially offset by a gain recognized on the sale of the Ammendale Technology Park - Phase II office buildings in 1997. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

The Partnership sold the Westlake Meadows and Green Trails apartment complexes during 1996. In addition, the Partnership sold the Ammendale Technology Park - Phase II office buildings in February 1997. As a result, rental income, depreciation, real estate taxes, and property management fees decreased during 1997 when compared to 1996.

Increased operating expense reimbursements at the Arborland Consumer Mall and the Erindale Centre shopping center of approximately $108,000 caused service income to increase in 1997 when compared to 1996. This increase was partially offset by a decrease of approximately $51,000 due to the property sales.

The Partnership participated in the income generated by the operations of the 1275 K Street, Westech 360 and Perimeter 400 office buildings, in which it held joint venture interests, prior to their sales in 1996. As a result of these sales, the Partnership's participation in income of joint ventures with affiliates ceased during 1996.

Higher average cash balances due to the investment of the proceeds received from the sale of the Ammendale Technology Park - Phase II office buildings resulted in an increase in interest income on short-term investments during 1997 as compared to 1996.

In connection with the sale of the Ammendale Technology Park - Phase II office buildings, the Partnership wrote-off the remaining deferred leasing commissions on the property. As a result, amortization of deferred expenses increased during 1997 as compared to 1996.

Property operating expense decreased approximately $323,000 during 1997 as compared to 1996 primarily due to the sales of the Westlake Meadows and Green Trails apartment complexes. In addition, leasing costs decreased at the Erindale Centre shopping center by approximately $51,000 in 1997. These decreases were partially offset by an increase in leasing costs at the Ammendale Technology Park - Phase II office buildings of approximately $100,000 prior to its sale in 1997.

The Partnership incurred higher printing and postage costs in connection with its response to two tender offers during 1997. As a result, administrative expenses increased during 1997 as compared to 1996.

The Partnership sold the Ammendale Technology Park - Phase II office buildings in February 1997, and recognized a gain of $770,345 on the property sale. See
Note 4 of Notes to Financial Statements for additional information.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $19,724,000 as of March 31, 1997 as compared to December 31, 1996 primarily due to a special distribution of Net Cash Proceeds to Tax-exempt Limited Partners in January 1997 from proceeds received in connection with the 1996 sales of the three properties in which the Partnership held minority joint venture interests. This decrease was partially offset by the proceeds received in connection with the February 1997 sale of the Ammendale Technology Park - Phase II office buildings. The Partnership generated cash flow of approximately $1,346,000 from operating activities which represents the operations of the Partnership's properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of net proceeds received from the sale of the Ammendale Technology Park - Phase II office buildings of approximately $5,479,000, and net distributions received from joint ventures with affiliates of approximately $181,000. Financing activities consisted of distributions to the Partners of approximately $26,729,000. In April 1997, the Partnership made a special Net Cash Proceeds distribution to Tax-Exempt Limited Partners of approximately $9,511,000.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During 1997 and 1996, all the Partnership's remaining properties as of March 31, 1997 generated positive cash flow. The Ammendale Technology Park - Phase II office buildings generated positive cash flow during 1997 prior to its sale and during 1996; however, significant leasing costs were incurred at this property in 1997. These costs were not included in classifying the cash flow performance of the property because they are non-recurring expenditures. Had these non-recurring expenditures been included, the property would have generated a marginal cash flow deficit in 1997, prior to its sale. The two properties sold in 1996 and the three properties in which the Partnership held minority joint venture interests, which were also sold in 1996, all generated positive cash flow prior to their sales. As of March 31, 1997, the occupancy rate of the Belmont Apartments was 95% and the occupancy rates of the Erindale Centre shopping center, Bingham Farms Office Plaza - Phase IV and the Arborland Consumer Mall were 93%, 94% and 76%, respectively.

The Partnership sold two properties and the three properties in which the Partnership held minority joint venture interests in 1996, and the Partnership sold one additional property in February 1997. The Partnership has entered into a contract to sell the Bingham Farms Office Plaza - Phase IV for $13,800,000. The Partnership is actively marketing for sale the remaining three properties in its portfolio. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In February 1997, the Partnership sold the Ammendale Technology Park - Phase II office buildings in an all cash sale for $5,768,000. From the proceeds of the sale, the Partnership paid $289,417 in selling costs. Pursuant to the terms of the sale, $170,904 of the proceeds will be held in escrow until November 1997. In accordance with the Partnership Agreement, the Partnership distributed the remaining available proceeds to the Tax-Exempt Limited Partners in April 1997.

In April 1997, the Partnership made a distribution of $11,832,749 ($2.60 per Taxable Interest and $18.46 per Tax-Exempt Interest) to the holders of Limited Partnership Interests for the first quarter of 1997. This distribution includes a regular quarterly distribution of $2.60 per Taxable Interest and $3.46 per Tax-Exempt Interest, and a special distribution of $15.00 per Tax-Exempt Interest from Net Cash Proceeds available from the sale of the Ammendale Technology Park - Phase II office buildings and from the remaining available proceeds from the 1996 property sales. In accordance with the Partnership Agreement, Net Cash Proceeds are allocated first to the Tax-exempt Limited Partners. The level of the regular quarterly distribution was lower than the amount distributed for the fourth quarter of 1996 due to the 1996 property sales. Including the April 1997 distribution, Limited Partners have received Net Cash Receipts distributions of $103.20 per $250 Taxable Interest and $137.32 per Tax-Exempt Interest, and Net Cash Proceeds of $109.28 per $250 Tax-Exempt Interest. In April 1997, the Partnership also paid $194,288 to the General Partner as its distributive share of Net Cash Receipts distributed for the first quarter of 1997 and made a contribution to the Repurchase Fund of $64,763. Future regular quarterly distributions will be contingent upon cash flow generated from property operations from the remaining properties. Available Net Cash Proceeds will be distributed to Tax-Exempt Limited Partners as future sales occur. In light of results to date, the General Partner does not anticipate that Taxable Limited Partners will recover all of their original investment. However, Taxable Limited Partners will share in amounts allocated to the Repurchase Fund.

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

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 5.  Other Information
---------------------------

Arborland Consumer Mall
------------------------
As previously reported, on March 18, 1997, the Partnership contracted to sell the Arborland Consumer Mall, Ann Arbor, Michigan, to an unaffiliated party, Crosstown Asset Corp. I, a Delaware corporation, for a sale price of $7,750,000. On April 7, 1997, the purchaser exercised its option to terminate the agreement of sale. Subsequently, on April 15, 1997, the Partnership and the purchaser reinstated the agreement. On May 1, 1997, the purchaser again exercised its option to terminate the agreement of sale. Pursuant to the agreement, the earnest money previously deposited by the purchaser and interest accrued thereon has been returned to the purchaser.

Erindale Centre
---------------
As previously reported, on March 18, 1997, the Partnership contracted to sell the Erindale Centre, Colorado Springs, Colorado, to an unaffiliated party, Crosstown Asset Corp. I, a Delaware corporation, for a sale price of $7,600,000. On April 7, 1997, the purchaser exercised its option to terminate the agreement of sale. Pursuant to the agreement, the earnest money previously deposited by the purchaser and interest accrued thereon has been returned to the purchaser.

Bingham Farms Office Plaza - Phase IV
------------------------------------

In 1986, the Partnership acquired the Bingham Farms Office Plaza - Phase IV, Bingham Farms, Michigan, utilizing approximately $18,181,000 of offering proceeds.

On May 2, 1997, the Partnership contracted to sell the property for a sale price of $13,800,000 to an unaffiliated party, Bingham Partners, L.P., a Delaware limited partnership (the "Purchaser"). The Purchaser is an affiliate of Insignia Management Group, L.P. ("Insignia") which is providing property management services for the property. The Partnership commenced marketing the property for sale in January 1997. As a result of its marketing efforts, including sending information books to over 50 prospective purchasers, the Partnership received five bids from qualified unaffiliated parties to purchase the property, including that of the Purchaser. The Purchaser's bid was the highest of those received by the Partnership and, subsequently, the Partnership and the Purchaser negotiated the agreement of sale.

The purchaser has deposited $160,465 into an escrow account as earnest money. The remaining portion of the sale price will be payable in cash at closing, which is scheduled to occur on July 7, 1997. From the proceeds of the sale, the Partnership will pay $276,000 as a brokerage commission to another affiliate of the Purchaser. The Purchaser will not pay any of its affiliates a commission pursuant to its purchase of the property. The Partnership will receive the remaining proceeds of approximately $13,524,000, less closing costs. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Partnership for actual expenses incurred in connection with the sale.

An affiliate of the Partnership has simultaneously contracted to sell an adjacent phase of the property to the Purchaser.

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

(10) Material Contracts:

(a) Agreement of Sale and attachment thereto relating to the sale of the Green Trails Apartment, Lisle, Illinois previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated June 28, 1996 is incorporated herein by reference.

(b) Agreement of Sale and attachment thereto relating to the sale of the 1275 K Street Office Building, Washington, D.C., previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated November 29, 1996 is incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of the Arborland Consumer Mall, Ann Arbor, Michigan previously filed as Exhibit
(10)(c) to the Registrant's Report on Form 10-K dated December 31, 1996 is incorporated herein by reference.

(c)(ii) Due Diligence Termination Notice dated April 7, 1997 relating to the sale of the Arborland Consumer Mall, Ann Arbor, Michigan, is attached hereto.

(c)(iii) Ratification and Amendment of Agreement of Sale relating to the sale of the Arborland Consumer Mall, Ann Arbor, Michigan, is attached hereto.

(c)(iv) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Arborland Consumer Mall, Ann Arbor, Michigan, is attached hereto.

(c)(v) Due Diligence Termination Notice dated May 1, 1997 relating to the sale of the Arborland Consumer Mall, Ann Arbor, Michigan, is attached hereto.

(d) Agreement of Sale and attachment thereto relating to the sale of Bingham Farms Office Plaza - Phase IV, Bingham Farms, Michigan, is attached hereto.

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1997 is attached hereto.

(99) Additional Exhibits:

Due Diligence Termination Notice relating to the sale of the Erindale Centre, Colorado Springs, Colorado, is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended March 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        BALCOR EQUITY PENSION INVESTORS-III
                        A REAL ESTATE LIMITED PARTNERSHIP



                        By:   /s/ Thomas E. Meador
                             ---------------------------------
                             Thomas E. Meador
                             President and Chief Executive Officer (Principal Executive Officer) of Balcor Equity Partners - III, the General Partner



                        By:   /s/ Jayne A. Kosik
                             -----------------------------------
                             Jayne A. Kosik
                             Managing Director and Chief Financial Officer (Principal Accounting Officer) of Balcor Equity Partners - III, the General Partner



Date:  May 15, 1997
      -----------------