Form 10-Q
period 1997-06-30
BALCOR EQUITY PENSION INVESTORS III
filed 1997-08-14
CIK 768605

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                1997             1996
                                           --------------   --------------
Cash and cash equivalents                  $   3,264,978    $  35,523,271
Accounts and accrued interest receivable       2,204,794        1,202,372
Prepaid expenses, principally real
  estate taxes and insurance                      18,753          469,833
Deferred expenses, net of accumulated
  amortization of $387,263 in 1997 and
  $384,914 in 1996                                68,948          131,377
                                           --------------   --------------
                                               5,557,473       37,326,853
                                           --------------   --------------
Investment in real estate:
  Land                                         4,942,707        7,925,685
  Buildings and improvements                  46,991,707       49,748,165
                                           --------------   --------------
                                              51,934,414       57,673,850
  Less accumulated depreciation               26,056,892       25,600,858
                                           --------------   --------------
Investment in real estate, net of
  accumulated depreciation                    25,877,522       32,072,992
                                           --------------   --------------
Investment in joint ventures with
  affiliates                                   1,891,266        2,072,443
                                           --------------   --------------
                                           $  33,326,261    $  71,472,288
                                           ==============   ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     201,340    $     389,388
Due to affiliates                                151,729          119,215
Accrued liabilities                               53,306          106,625
Security deposits                                145,617          175,080
                                           --------------   --------------
    Total liabilities                            551,992          790,308
                                           --------------   --------------

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)
                                  (Continued)

                                               1997             1996
                                          --------------   --------------
Commitments and contingencies

Limited Partners' capital (683,204
  Interests issued and outstanding)           33,561,955       71,279,934

General Partner's deficit                       (787,686)        (597,954)
                                           --------------   --------------
    Total partners' capital                   32,774,269       70,681,980
                                           --------------   --------------
                                           $  33,326,261    $  71,472,288
                                           ==============   ==============



The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                1997             1996
                                           --------------   --------------
Income:
  Rental                                   $   3,572,533    $   6,420,024
  Service                                      1,029,888        1,199,504
  Participation in income of joint
    ventures with affiliates                                      981,508
  Interest on short-term investments             279,102          272,551
                                           --------------   --------------
    Total income                               4,881,523        8,873,587
                                           --------------   --------------

Expenses:
  Depreciation                                   882,075        1,480,483
  Amortization of deferred expenses               62,429           36,530
  Property operating                           1,724,504        2,832,392
  Real estate taxes                              557,852          834,718
  Property management fees                       212,005          351,287
  Administrative                                 533,988          505,387
  Provision for investment property
    writedown                                    605,157
                                           --------------   --------------
    Total expenses                             4,578,010        6,040,797
                                           --------------   --------------
Income before gain on sales of properties
  and seller's participation in
  joint venture                                  303,513        2,832,790
Gain on sales of properties                      770,345        4,848,003
Seller's participation in income from
  joint venture                                 (162,500)
                                           --------------   --------------
Net income                                 $     911,358    $   7,680,793
                                           ==============   ==============
Net income allocated to General Partner    $     344,941    $     495,212
                                           ==============   ==============
Net income allocated to Limited Partners   $     566,417    $   7,185,581
                                           ==============   ==============
Net income per Limited Partnership Interest
  (683,204 issued and outstanding)         $        0.83    $       10.52
                                           ==============   ==============
Distributions to General Partner           $     534,673    $     451,077
                                           ==============   ==============
Distributions to Limited Partners          $  38,284,396    $   4,059,689
                                           ==============   ==============

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                1997             1996
                                           --------------   --------------

Distributions per Limited Partnership
  Interest:
    Taxable                                $        5.40    $        4.55
                                           ==============   ==============
    Tax-Exempt                             $       59.96    $        6.05
                                           ==============   ==============



The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)

                                                1997             1996
                                           --------------   --------------
Income:
  Rental                                   $   1,792,423    $   3,113,210
  Service                                        422,888          652,716
  Participation in income of joint
    ventures with affiliates                                      485,370
  Interest on short-term investments              71,004          127,976
                                           --------------   --------------
    Total income                               2,286,315        4,379,272
                                           --------------   --------------

Expenses:
  Depreciation                                   434,887          734,320
  Amortization of deferred expenses               15,915           18,265
  Property operating                             696,239        1,508,900
  Real estate taxes                              275,245          427,907
  Property management fees                       105,917          174,928
  Administrative                                 312,087          374,796
  Provision for investment property
    writedown                                    605,157
                                           --------------   --------------
    Total expenses                             2,445,447        3,239,116
                                           --------------   --------------
(Loss) income before gain on sale of
  property and seller's participation in
  joint venture                                 (159,132)       1,140,156
Gain on sale of property                                        4,848,003
Seller's participation in income from
  joint venture                                 (162,500)
                                           --------------   --------------
Net (loss) income                          $    (321,632)   $   5,988,159
                                           ==============   ==============
Net income allocated to General Partner    $     246,540    $     244,821
                                           ==============   ==============
Net (loss) income allocated to
  Limited Partners                         $    (568,172)   $   5,743,338
                                           ==============   ==============
Net (loss) income per Limited Partnership
  Interest (683,204 issued
  and outstanding)                         $       (0.83)   $        8.41
                                           ==============   ==============

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                1997             1996
                                           --------------   --------------
Distribution to General Partner            $     257,304    $     277,369
                                           ==============   ==============
Distribution to Limited Partners           $  11,832,749    $   2,496,319
                                           ==============   ==============

Distribution per Limited Partnership
  Interest:
    Taxable                                $        2.60    $        2.80
                                           ==============   ==============
    Tax-Exempt                             $       18.46    $        3.72
                                           ==============   ==============


The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                1997             1996
                                           --------------   --------------
Operating activities:
  Net income                               $     911,358    $   7,680,793
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Gain on sales of properties               (770,345)      (4,848,003)
      Participation in income of joint
        ventures with affiliates                                 (981,508)
      Seller's participation in income from
        joint venture                            162,500
      Depreciation of properties                 882,075        1,480,483
      Amortization of deferred expenses           62,429           36,530
      Provision for investment property
        writedown                                605,157
      Net change in:
        Accounts and accrued interest
          receivable                              16,520          461,557
        Prepaid expenses                         451,080          313,362
        Accounts payable                        (188,048)         (70,823)
        Due to affiliates                         32,514           23,968
        Accrued liabilities                      (53,319)         (54,634)
        Security deposits                        (29,463)         (34,345)
                                           --------------   --------------
  Net cash provided by operating activities    2,082,458        4,007,380
                                           --------------   --------------

Investing activities:
  Proceeds from sales of properties            5,768,000       10,800,000
  Payment of selling costs                      (289,417)        (344,963)
  Payment of leasing costs                    (1,018,942)
  Distributions from joint ventures
    with affiliates                              220,882          927,087
  Capital contribution to joint venture
    with affiliate                               (39,705)
  Improvements to property                                        (83,317)
                                           --------------   --------------
  Net cash provided by investing activities    4,640,818       11,298,807
                                           --------------   --------------

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                  1997             1996
                                             --------------   --------------
Financing activities:
  Distributions to Limited Partners          (38,284,396)      (4,059,689)
  Distributions to General Partner              (534,673)        (451,077)
  Distribution to joint venture
    partner - seller                            (162,500)
                                           --------------   --------------
  Cash used in financing activities          (38,981,569)      (4,510,766)
                                           --------------   --------------

Net change in cash and cash equivalents      (32,258,293)      10,795,421
Cash and cash equivalents at beginning
  of period                                   35,523,271       11,280,395
                                           --------------   --------------

Cash and cash equivalents at end of period $   3,264,978    $  22,075,816
                                           ==============   ==============


The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated additional income in 1997 for financial statement purposes.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold two properties and the three properties in which the Partnership held minority joint venture interests. The majority of the proceeds from the sales of these properties were distributed to Tax-Exempt Limited Partners in October 1996 and January 1997. During February 1997, the Partnership sold the Ammendale Technology Park - Phase II office buildings. The available proceeds from the sale of this property were distributed to Tax-Exempt Limited Partners in April 1997. During July 1997, the Partnership sold the Bingham Farms Office Plaza - Phase IV and during August 1997, the Partnership sold the Belmont Apartments and the Erindale Centre shopping center. The majority of the proceeds from the sales of these properties will be distributed to Tax-Exempt Limited Partners in October 1997. The Partnership has entered into a contract to sell its remaining property, the Arborland Consumer Mall. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 6 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists or arises, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost   $ 93,309     $ 53,319     $ 151,729

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

5. Investment in Joint Ventures with Affiliates:

(a) The 1275 K Street office building was owned by a joint venture consisting of the Partnership and an affiliate. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $2,287,500 of the sale proceeds is retained by the joint venture and is unavailable for distribution until September 1997. The Partnership's share of these proceeds is $903,105.

(b) The Westech 360 office building was owned by a joint venture consisting of the Partnership and an affiliate. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $1,395,000 of the sale proceeds is retained by the joint venture and is unavailable for distribution until September 1997. The Partnership's share of these proceeds is $604,035.

(c) The Perimeter 400 Office Center was owned by a joint venture consisting of the Partnership and three affiliates. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $1,750,000 of the sale proceeds is retained by the joint venture and is unavailable for distribution until September 1997. The Partnership's share of these proceeds is $384,126.

6. Contingencies:

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

7. Subsequent Events:

(a) In July 1997, the Partnership paid $449,395 ($0.50 per Taxable Interest and $0.67 per Tax-Exempt Interest) to Limited Partners representing the regular quarterly distribution of Net Cash Receipts for the second quarter of 1997.

(b) In July 1997, the Partnership sold the Bingham Farms Office Plaza - Phase IV in an all cash sale for $12,700,000. In connection with the sale, the purchaser received a credit of $3,000,412 for leasing costs related to the renewal of the lease of the largest tenant in the building. Of these costs, $1,018,942 was paid by the Partnership and included in accounts receivable in the financial statements as of June 30, 1997. From the proceeds of the sale, the Partnership paid $393,328 in selling costs. In connection with the sale, the Partnership will write off $600,811 of accounts receivable related to rental abatements and scheduled rent increases. The basis of the property was $9,310,606 at June 30, 1997. The Partnership recognized a $605,157 provision for investment property writedown during the six months ended June 30, 1997.

(c) In August 1997, the Partnership sold the Belmont Apartments in an all cash sale for $7,676,000. From the proceeds of the sale, the Partnership paid $244,852 in selling costs. For financial statement purposes, the Partnership will recognize a gain of approximately $2,147,000 from the sale of the property during the third quarter of 1997.

(d) In August 1997, the Partnership sold the Erindale Centre shopping center in an all cash sale for $8,250,000. From the proceeds of the sale, the Partnership paid $247,675 in selling costs. For financial statement purposes, the Partnership will recognize a gain of approximately $3,169,000 from the sale of the property during the third quarter of 1997.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-III A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $170,801,000 through the sale of Limited Partnership Interests. The Partnership funded four first mortgage loans, two of which were jointly funded with affiliates, and acquired five real property investments and a minority joint venture interest with an affiliate in another real property investment. All four properties collateralized by the Partnership's mortgage loans were acquired through foreclosure, including the loans funded jointly with affiliates, which were reclassified to investment in joint ventures with affiliates. The Partnership sold two properties and the three properties in which the Partnership held a minority joint venture interest during 1996. The Partnership sold one property during February 1997, one property during July 1997 and two additional properties during August 1997. The Partnership is currently operating its remaining property, the Arborland Consumer Mall, which is under a contract for sale.

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

Operations
----------
Summary of Operations
---------------------

During the quarter ended June 30, 1996, the Partnership sold the Westlake Meadows Apartments and recognized a significant gain in connection with this sale. During the latter part of 1996, the Partnership also sold the Green Trails Apartments and the three properties in which the Partnership held a minority joint venture interest. During February 1997, the Partnership sold the Ammendale Technology Park - Phase II office buildings and recognized a gain in connection with the sale. All of these properties were generating income from operations prior to their sales, and as a result, income before gain on sales decreased during 1997 as compared to 1996. In addition, the Partnership recognized a provision for investment property writedown during the quarter ended June 30, 1997 related to the Bingham Farms Office Plaza - Phase IV. The combined effect of these events resulted in a decrease in net income during the six months ended June 30, 1997, as compared to the same period in 1996 and resulted in a net loss for the quarter ended June 30, 1997 as compared to net income during the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the six months and quarters ended June 30, 1997 and 1996.

The Partnership sold the Westlake Meadows and Green Trails apartment complexes during 1996. In addition, the Partnership sold the Ammendale Technology Park - Phase II office buildings in February 1997. As a result, rental income, depreciation, real estate taxes, and property management fees decreased during 1997 when compared to 1996.

Service income decreased during 1997 as compared to 1996 due to the property sales described above. In addition, service income decreased during the quarter ended June 30, 1997 as compared to the same period in 1996 due to decreased operating expense reimbursements at the Arborland Consumer Mall and the Erindale Centre shopping center.

The Partnership participated in the income generated by the operations of the 1275 K Street, Westech 360 and Perimeter 400 office buildings, in which it held minority joint venture interests, prior to their sales in 1996. As a result of these sales, the Partnership's participation in income of joint ventures with affiliates ceased during 1996.

As a result of higher average cash balances during the second quarter of 1996 due to the sale of the Westlake Meadows Apartments in June 1996 and the investment of the sale proceeds prior to their distribution to Limited Partners, interest income on short-term investments decreased during the quarter ended June 30, 1997 as compared to the same period in 1996.

In connection with the sale of the Ammendale Technology Park - Phase II office buildings, the Partnership wrote-off the remaining unamortized deferred leasing commissions on the property. As a result, amortization of deferred expenses increased during the six months ended June 30, 1997 as compared to the same period in 1996.

Property operating expense decreased during 1997 as compared to 1996 due to the property sales described above and lower leasing costs at the Erindale Centre shopping center and the Arborland Consumer Mall in 1997.

Administrative expenses decreased during the quarter ended June 30, 1997 as compared to the same period in 1996 primarily due to professional fees incurred in 1996 related to the valuation of the Partnership's real estate assets and higher postage and investor processing costs incurred in 1996 relating to the Partnership's response to a tender offer.

The Bingham Farms Office Plaza - Phase IV was sold in July 1997. During the quarter ended June 30, 1997, the Partnership recognized a provision for investment property writedown of $605,157. See Note 7 of Notes to Financial Statements for additional information.

The Partnership sold the Westlake Meadows Apartments in June 1996 and recognized a gain of $4,848,003 on the property sale. The Partnership sold the Ammendale Technology Park - Phase II office buildings in February 1997, and recognized a gain of $770,345 on the property sale. See Note 4 of Notes to Financial Statements for additional information.

The Arborland Consumer Mall is owned by a joint venture between the Partnership and the seller. The seller received a cash flow distribution during the second quarter of 1997 pursuant to the joint venture agreement. The amount is recognized as seller's participation in income from joint venture on the income statement.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $32,258,000 as of June 30, 1997 as compared to December 31, 1996 primarily due to special distributions of Net Cash Proceeds to Tax-exempt Limited Partners in January and April 1997 from proceeds received in connection with the 1996 and 1997 property sales and the sales of the three properties in which the Partnership held minority joint venture interests. This was partially offset by the net proceeds received from the sale of the Ammendale Technology Park - Phase II office buildings in 1997. The Partnership generated cash flow of approximately $2,082,000 from operating activities which represents the operations of the Partnership's properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of net proceeds received from the sale of the Ammendale Technology Park - Phase II office buildings of approximately $5,479,000 and net distributions received from joint ventures with affiliates of approximately $181,000, less the payment of leasing costs related to the Bingham Farms Office Plaza - Phase IV of approximately $1,019,000. Financing activities consisted of distributions to the Partners of approximately $38,819,000 and a distribution to the seller/joint venture partner on the Arborland Consumer Mall of approximately $163,000.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the six months ended June 30, 1997 and 1996, the Arborland Consumer Mall, the Belmont Apartments, the Erindale Centre shopping center and the Bingham Farms Office Plaza - Phase IV all generated positive cash flow. The Ammendale Technology Park - Phase II office buildings generated positive cash flow prior to its sale during 1997 and during 1996; however, significant leasing costs were incurred at this property in 1997. These costs were not included in classifying the cash flow performance of the property because they are non-recurring expenditures. Had these non-recurring expenditures been included, the property would have generated a marginal cash flow deficit prior to its sale in 1997. The two properties sold in 1996 and the three properties in which the Partnership held minority joint venture interests which were also sold in 1996, all generated positive cash flow prior to their sales. As of June 30, 1997, the occupancy rate of the Belmont Apartments was 98% and the occupancy rates of the Erindale Centre shopping center, Bingham Farms Office Plaza - Phase IV and the Arborland Consumer Mall were 96%, 94% and 74%, respectively.

The Partnership sold two properties and the three properties in which the Partnership held minority joint venture interests in 1996. The Partnership sold four additional properties in 1997 as described below. The Partnership has entered into a contract to sell its remaining property, the Arborland Consumer Mall for $7,000,000. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 6 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

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

In July 1997, the Partnership sold the Bingham Farms Office Plaza - Phase IV in an all cash sale for $12,700,000. In connection with the sale, the purchaser received a credit of $3,000,412 for leasing costs related to the renewal of the lease of the largest tenant in the building. From the proceeds of the sale, the Partnership paid $393,328 in selling costs. The Partnership will distribute the available proceeds to the Tax-Exempt Limited Partners in October 1997.

In August 1997, the Partnership sold the Belmont Apartments in an all cash sale for $7,676,000. From the proceeds of the sale, the Partnership paid $244,852 in selling costs. The Partnership will distribute the available proceeds to the Tax-Exempt Limited Partners in October 1997.

In August 1997, the Partnership sold the Erindale Centre shopping center in an all cash sale for $8,250,000. From the proceeds of the sale, the Partnership paid $247,675 in selling costs. The Partnership will distribute the available proceeds to the Tax-Exempt Limited Partners in October 1997.

The 1275 K Street office building was owned by a joint venture consisting of the Partnership and an affiliate. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $2,287,500 of the sale proceeds is retained by the joint venture and is unavailable for distribution until September 1997. The Partnership's share of these proceeds is $903,105.

The Westech 360 office building was owned by a joint venture consisting of the Partnership and an affiliate. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $1,395,000 of the sale proceeds is retained by the joint venture and is unavailable for distribution until September 1997. The Partnership's share of these proceeds is $604,035.

The Perimeter 400 Office Center was owned by a joint venture consisting of the Partnership and three affiliates. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $1,750,000 of the sale proceeds is retained by the joint venture and is unavailable for distribution until September 1997. The Partnership's share of these proceeds is $384,126.

In July 1997, the Partnership paid $449,395 ($0.50 per Taxable Interest and $0.67 per Tax-Exempt Interest) to Limited Partners representing the regular quarterly distribution of Net Cash Receipts for the second quarter of 1997.
The level of the regular quarterly distribution was lower than the amount distributed for the first quarter of 1997 due to the 1996 and 1997 property sales. Including the July 1997 distribution, Limited Partners have received Net Cash Receipts distributions of $103.70 per $250 Taxable Interest and $137.99 per Tax-Exempt Interest, and Net Cash Proceeds of $109.28 per $250 Tax-Exempt Interest. In July 1997, the Partnership also paid $37,449 to the General Partner as its distributive share of Net Cash Receipts distributed for the second quarter of 1997 and made a contribution to the Repurchase Fund of $12,483. In light of results to date, the Taxable Limited Partners will not receive aggregate distributions from the Partnership equal to their original investment. However, Taxable Limited Partners will receive amounts allocated to the Repurchase Fund.

In accordance with the Partnership Agreement, Net Cash Proceeds from property sales are being allocated to the Tax-Exempt Limited Partners. Taxable and Tax-Exempt Limited Partners received quarterly distributions from Net Cash Receipts. Since all of the Partnership's properties except the Arborland Consumer Mall have been sold, it is not likely that the Partnership will issue further Net Cash Receipts distributions. Therefore, Taxable Limited Partners are not expected to receive further quarterly distributions. However, Tax-Exempt Limited Partners will receive Net Cash Proceeds distributions primarily from the sales of the Partnership's properties, as described above.

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

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 5. Other Information
-------------------------

Bingham Farms Office Plaza - Phase IV
------------------------------------
As previously reported, on May 2, 1997, the Partnership contracted to sell the Bingham Farms Office Plaza - Phase IV, Bingham Farms, Michigan, to an unaffiliated party, Bingham Partners, L.P., a Delaware limited partnership, for a sale price of $13,800,000. The Partnership and the purchaser agreed to reduce the sale price to $12,700,000 and the sale closed on July 2, 1997. In connection with the sale, the Partnership credited $3,000,412 to the purchaser for leasing costs related to the renewal of the lease of the largest tenant in the building. From the proceeds of the sale, the Partnership paid $254,000 as a brokerage commission to an affiliate of the property manager and of the purchaser and $139,328 in closing costs. The Partnership received the remaining sale proceeds of $9,306,260.

Belmont Apartments
------------------

As previously reported, on May 16, 1997, the Partnership contracted to sell Belmont Apartments, Renton, Washington, to an unaffiliated party, Nevins/Adams Properties, Inc., a Washington corporation, for a sale price of $7,676,000.
The purchaser assigned its rights under the agreement of sale to an affiliate, N/A Belmont-53, a Washington limited partnership, and the sale closed on August 8, 1997. From the proceeds of the sale, the Partnership paid $153,520 as a brokerage commission to an affiliate of the third party providing property management services for the property and $91,332 in closing costs. The Partnership received the remaining sale proceeds of $7,431,148.

Erindale Centre Shopping Center
-------------------------------

As previously reported, on June 2, 1997, the Partnership contracted to sell the Erindale Centre shopping center, Colorado Springs, Colorado, to an unaffiliated party, G/B Investments, Inc., a Colorado corporation, for a sale price of $8,250,000. The purchaser assigned its rights under the agreement of sale to an affiliate, Gooding Properties, Inc., and the sale closed on August 1, 1997. From the proceeds of the sale, the Partnership paid $206,250 to an affiliate of the third party providing property management services for the property and $41,425 in closing costs. The Partnership received the remaining sale proceeds of $8,002,325.


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

(c) (i) Agreement of Sale and attachment thereto relating to the sale of Bingham Farms Office Plaza - Phase IV, Bingham Farms, Michigan, previously filed as Exhibit (10)(d) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(c) (ii) First Letter Amendment to Agreement of Sale relating to the sale of Bingham Farms Office Plaza - Phase IV, Bingham Farms, Michigan, previously filed as Exhibit (99)(b)(i) to the Registrant's Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(c) (iii) Second Amendment to Agreement of Sale relating to the sale of Bingham Farms Office Plaza - Phase IV, Bingham Farms, Michigan, previously filed as Exhibit (99)(b)(ii) to the Registrant's Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(d) Agreement of Sale and attachment thereto relating to the sale of Belmont Apartments, Renton, Washington, previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated May 16, 1997, is incorporated herein by reference.

(e)(i) Agreement of Sale and attachment thereto relating to the sale of the Erindale Centre Shopping Center, Colorado Springs, Colorado, previously filed as Exhibit (2)(i) to the Registrant's Report on Form 8-K dated June 2, 1997, is incorporated herein by reference.

(e)(ii) First Amendment to Agreement of Sale relating to the sale of the Erindale Centre Shopping Center, Colorado Springs, Colorado, previously filed as Exhibit (2)(ii) to the Registrant's Report on Form 8-K dated June 2, 1997, is incorporated herein by reference.

(e)(iii) Second Amendment to Agreement of Sale relating to the sale of the Erindale Centre Shopping Center, Colorado Springs, Colorado, previously filed as Exhibit (99)(a) to the Registrant's Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(f)(i) Agreement of Sale and attachment thereto relating to the sale of Arborland Consumer Mall, Ann Arbor, Michigan, previously filed as Exhibit
(2)(a) to the Registrant's Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(f)(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Arborland Consumer Mall, Ann Arbor, Michigan, previously filed as Exhibit (2)(b) to the Registrant's Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1997 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated May 16, 1997 was filed reporting the Agreement of Sale relating to the sale of Belmont Apartments, Renton, Washington.

(ii) A Current Report on Form 8-K dated June 2, 1997 was filed reporting the Agreement of Sale relating to the sale of Erindale Centre Shopping Center, Colorado Springs, Colorado.

(iii) A Current Report on Form 8-K dated June 17, 1997 was filed reporting the Agreement of Sale relating to the sale of the Arborland Consumer Mall, Ann Arbor, Michigan, the extension of the closing date of the sale of the Erindale Centre Shopping Center, Colorado Springs, Colorado, and an amendment to the Agreement of Sale relating to the sale of Bingham Farms Office Plaza - Phase IV, Bingham Farms, Michigan.

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


                        By:  /s/Jayne A. Kosik
                             -----------------------------------
                             Jayne A. Kosik
                             Managing Director and Chief Financial Officer (Principal Accounting Officer) of Balcor Equity Partners - III, the General Partner



Date: August 14, 1997
      -----------------