Form 10-Q
period 1997-09-30
BALCOR EQUITY PENSION INVESTORS III
filed 1997-11-13
CIK 768605

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR

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

                                 BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                     ASSETS

                                                 1997             1996
                                           ---------------  --------------
Cash and cash equivalents                  $   30,236,562   $  35,523,271
Accounts and accrued interest receivable          916,379       1,202,372
Prepaid expenses                                  179,462         469,833
Deferred expenses, net of accumulated
  amortization of $384,914 in 1996                                131,377
                                           ---------------  --------------
                                               31,332,403      37,326,853
                                           ---------------  --------------
Investment in real estate:
  Land                                          1,443,898       7,925,685
  Buildings and improvements                   14,333,489      49,748,165
                                           ---------------  --------------
                                               15,777,387      57,673,850
  Less accumulated depreciation                10,616,549      25,600,858
                                           ---------------  --------------
Investment in real estate, net of
  accumulated depreciation                      5,160,838      32,072,992
                                           ---------------  --------------
Investment in joint ventures with
  affiliates                                                    2,072,443
                                           ---------------  --------------
                                           $   36,493,241   $  71,472,288
                                           ===============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      175,274   $     389,388
Due to affiliates                                 128,375         119,215
Accrued liabilities                                               106,625
Security deposits                                  18,871         175,080
                                           ---------------  --------------
    Total liabilities                             322,520         790,308
                                           ---------------  --------------

Commitments and contingencies

Limited Partners' capital (683,204
  Interests issued and outstanding)            36,725,605      71,279,934

General Partner's deficit                        (554,884)       (597,954)
                                           ---------------  --------------

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                 BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)
                                  (Continued)

                       LIABILITIES AND PARTNERS' CAPITAL

                                                1997             1996
                                           ---------------  --------------
    Total partners' capital                    36,170,721      70,681,980
                                           ---------------  --------------
                                           $   36,493,241   $  71,472,288
                                           ===============  ==============



The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)


                                                1997             1996
                                           ---------------  --------------
Income:
  Rental                                   $    4,308,283   $   8,342,326
  Service                                       1,454,893       1,701,716
  Participation in income of joint
    ventures with affiliates                                    1,508,207
  Interest on short-term investments              646,656         960,208
                                           ---------------  --------------
    Total income                                6,409,832      12,512,457
                                           ---------------  --------------

Expenses:
  Depreciation                                  1,125,335       1,979,370
  Amortization of deferred expenses               131,377          54,795
  Property operating                            2,343,944       4,029,526
  Real estate taxes                               692,432       1,135,656
  Property management fees                        267,709         478,822
  Administrative                                  710,085         825,915
  Provision for investment property
    writedowns                                  2,255,673
                                           ---------------  --------------
    Total expenses                              7,526,555       8,504,084
                                           ---------------  --------------
(Loss) income before gain on sales of
  properties and seller's participation in
  joint venture                                (1,116,723)      4,008,373
Gain on sales of properties                     6,086,360      14,608,840
Seller's participation in income from
  joint venture                                  (162,500)
                                           ---------------  --------------
Net income                                 $    4,807,137   $  18,617,213
                                           ===============  ==============

Net income allocated to General Partner    $      627,675   $     769,352
                                           ===============  ==============
Net income allocated to Limited Partners   $    4,179,462   $  17,847,861
                                           ===============  ==============
Net income per Limited Partnership Interest
  (683,204 issued and outstanding)         $         6.12   $       26.12
                                           ===============  ==============
Distributions to General Partner           $      584,605   $     728,446
                                           ===============  ==============

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                1997             1996
                                           ---------------  --------------
Distributions to Limited Partners          $   38,733,791   $   6,556,008
                                           ===============  ==============
Distributions per Limited Partnership
  Interest:
    Taxable                                $         5.90   $        7.35
                                           ===============  ==============
    Tax-Exempt                             $        60.63   $        9.77
                                           ===============  ==============


The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)


                                                1997             1996
                                           ---------------  --------------
Income:
  Rental                                   $      735,750   $   1,922,302
  Service                                         425,005         502,212
  Participation in income of joint
    ventures with affiliates                                      526,699
  Interest on short-term investments              367,554         687,657
                                           ---------------  --------------
    Total income                                1,528,309       3,638,870
                                           ---------------  --------------

Expenses:
  Depreciation                                    243,260         498,887
  Amortization of deferred expenses                68,948          18,265
  Property operating                              619,440       1,197,134
  Real estate taxes                               134,580         300,938
  Property management fees                         55,704         127,535
  Administrative                                  176,097         320,528
  Provision for investment property
    writedown                                   1,650,516
                                           ---------------  --------------
    Total expenses                              2,948,545       2,463,287
                                           ---------------  --------------
(Loss) income before gain on sales of
  properties                                   (1,420,236)      1,175,583

Gain on sales of properties                     5,316,015       9,760,837
                                           ---------------  --------------
Net income                                 $    3,895,779   $  10,936,420
                                           ===============  ==============

Net income allocated to General Partner    $      282,734   $     274,140
                                           ===============  ==============
Net income allocated to Limited Partners   $    3,613,045   $  10,662,280
                                           ===============  ==============
Net income per Limited Partnership Interest
  (683,204 issued and outstanding)         $         5.29   $       15.60
                                           ===============  ==============
Distribution to General Partner            $       49,932   $     277,369
                                           ===============  ==============
Distribution to Limited Partners           $      449,395   $   2,496,319
                                           ===============  ==============

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                1997             1996
                                           ---------------  -------------
Distribution per Limited Partnership
  Interest:
    Taxable                                $         0.50   $        2.80
                                           ===============  ==============
    Tax-Exempt                             $         0.67   $        3.72
                                           ===============  ==============


The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)


                                                1997             1996
                                           ---------------  --------------
Operating activities:
  Net income                               $    4,807,137   $  18,617,213
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Gain on sales of properties              (6,086,360)    (14,608,840)
      Participation in income of joint
        ventures with affiliates                               (1,508,207)
      Seller's participation in income from
        joint venture                             162,500
      Depreciation of properties                1,125,335       1,979,370
      Amortization of deferred expenses           131,377          54,795
      Provision for investment property
        writedowns                              2,255,673
      Net change in:
        Accounts and accrued interest
          receivable                             (314,818)        541,317
        Prepaid expenses                          290,371          42,766
        Accounts payable                         (214,114)        (71,404)
        Due to affiliates                           9,160          54,761
        Accrued liabilities                      (106,625)          3,979
        Security deposits                        (156,209)       (169,454)
                                           ---------------  --------------
  Net cash provided by operating activities     1,903,427       4,936,296
                                           ---------------  --------------

Investing activities:
  Proceeds from sales of properties            32,412,530      43,850,000
  Payment of selling costs                     (1,175,271)     (1,202,530)
  Payment of leasing costs                     (1,018,942)
  Distributions from joint ventures
    with affiliates                             2,112,148       1,578,714
  Capital contribution to joint venture
    with affiliate                                (39,705)
  Improvements to property                                       (120,070)
                                           ---------------  --------------
  Net cash provided by investing activities    32,290,760      44,106,114
                                           ---------------  --------------
Financing activities:
  Distributions to Limited Partners           (38,733,791)     (6,556,008)

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                1997             1996
                                           ---------------  --------------
  Distributions to General Partner               (584,605)       (728,446)
  Distribution to joint venture
    partner - seller                             (162,500)
                                           ---------------  --------------
  Cash used in financing activities           (39,480,896)     (7,284,454)
                                           ---------------  --------------

Net change in cash and cash equivalents        (5,286,709)     41,757,956
Cash and cash equivalents at beginning
  of period                                    35,523,271      11,280,395
                                           ---------------  --------------
Cash and cash equivalents at end of period $   30,236,562   $  53,038,351
                                           ===============  ==============


The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income allocations between the partners have been adjusted for financial statement purposes in 1997.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold two properties and the three properties in which the Partnership held minority joint venture interests. The majority of the proceeds from the sales of these properties were distributed to Tax-Exempt Limited Partners in October 1996 and January 1997. During February 1997, the Partnership sold the Ammendale Technology Park - Phase II office buildings. The available proceeds from the sale of this property were distributed to Tax-Exempt Limited Partners in April 1997. During July 1997, the Partnership sold the Bingham Farms Office Plaza - Phase IV and during August 1997, the Partnership sold the Belmont Apartments and the Erindale Centre shopping center. The available proceeds from the sales of these properties were distributed to Tax-Exempt Limited Partners in October 1997. During October 1997, the Partnership sold its remaining property, the Arborland Consumer Mall. The available proceeds from the sale of this property will be distributed to Tax-Exempt Limited Partners in January 1998. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 6 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost   $159,659       $66,350    $128,375

4. Property Sales:

(a) In February 1997, the Partnership sold the Ammendale Technology Park - Phase II office buildings in an all cash sale for $5,768,000. From the proceeds of the sale, the Partnership paid $289,417 in selling costs. The basis of the property was $4,708,238 which is net of accumulated depreciation of $426,041. For financial statement purposes, the Partnership recognized a gain of $770,345 from the sale of the property.

(b) In July 1997, the Partnership sold the Bingham Farms Office Plaza - Phase IV in an all cash sale for $12,700,000. In connection with the sale, leasing costs in the amount of $3,000,412 were incurred related to the renewal of the lease of the largest tenant in the building. Of these costs, $1,018,942 was paid by the Partnership prior to the sale of the property and the purchaser received a credit for $1,981,470. From the proceeds of the sale, the Partnership paid $393,328 in selling costs. In connection with the sale, the Partnership wrote off $600,811 of accounts receivable related to rental abatements and scheduled rent increases. The basis of the property was $10,325,202 which is net of accumulated depreciation of $6,597,332. For financial statement purposes, the Partnership recognized a $605,157 provision for investment property writedown during the quarter ended June 30, 1997 and no gain or loss was recognized on the sale of the property.

(c) In August 1997, the Partnership sold the Belmont Apartments in an all cash sale for $7,676,000. From the proceeds of the sale, the Partnership paid $244,852 in selling costs. The basis of the property was $5,284,309 which is net of accumulated depreciation of $3,411,823. For financial statement purposes, the Partnership recognized a gain of $2,146,839 from the sale of the property.

(d) In August 1997, the Partnership sold the Erindale Centre shopping center in an all cash sale for $8,250,000. From the proceeds of the sale, the Partnership paid $247,674 in selling costs. The basis of the property was $4,833,150 which is net of accumulated depreciation of $5,674,448. For financial statement purposes, the Partnership recognized a gain of $3,169,176 from the sale of the property.

5. Investment in Joint Ventures with Affiliates:

(a) The 1275 K Street office building was owned by a joint venture consisting of the Partnership and an affiliate. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $2,287,500 of the sale proceeds was retained by the joint venture and was unavailable for distribution until September 1997, at which time the funds were released in full. The Partnership's share of these proceeds was $903,105.

(b) The Westech 360 office building was owned by a joint venture consisting of the Partnership and an affiliate. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $1,395,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until September 1997, at which time the funds were released in full. The Partnership's share of these proceeds was $604,035.

(c) The Perimeter 400 Office Center was owned by a joint venture consisting of the Partnership and three affiliates. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $1,750,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until September 1997, at which time the funds were released in full. The Partnership's share of these proceeds was $384,126.

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

7. Subsequent Events:

(a) In October 1997, the Partnership made a distribution of $26,757,936 ($42.20 per Tax-exempt Interest) to the holders of Tax-exempt Limited Partnership Interests. This amount represents a special distribution of Net Cash Proceeds from the 1997 sales of the Bingham Farms Office Plaza - Phase IV, the Belmont Apartments and the Erindale Centre shopping center, and the release of sale holdbacks from the 1996 sales of the Perimeter 400, 1275 K Street and Westech 360 office buildings.

(b) The Arborland Consumer Mall was owned by a joint venture consisting of the Partnership and the seller of the property. In October 1997, the joint venture sold the property in an all cash sale for $7,000,000. In connection with the sale, the purchaser received a credit of $1,625,000 to remedy certain environmental issues at the property. From the proceeds of the sale, the joint venture paid $230,303 in selling costs. The basis of the property at the date of sale was $5,144,697. For financial statement purposes, the Partnership recognized a $1,650,516 provision for investment property writedown during the quarter ended September 30, 1997 and will recognize no gain or loss from the sale of the property during the fourth quarter of 1997. The seller did not receive any sale proceeds and will not be allocated any gain or loss for financial statement purposes.

                         BALCOR EQUITY PENSION INVESTORS-III
                          A REAL ESTATE LIMITED PARTNERSHIP
                          (An Illinois Limited Partnership)

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-III A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $170,801,000 through the sale of Limited Partnership Interests. The Partnership funded four first mortgage loans, two of which were jointly funded with affiliates, and acquired five real property investments and a minority joint venture interest with an affiliate in another real property investment. All four properties collateralized by the Partnership's mortgage loans were acquired through foreclosure, including the loans funded jointly with affiliates, which were reclassified to investment in joint ventures with affiliates. The Partnership sold two properties and the three properties in which the Partnership held a minority joint venture interest during 1996. The Partnership sold one property during February 1997, one property during July 1997, two properties during August 1997 and its remaining property in October 1997. Currently, the Partnership has no loans outstanding or properties remaining in its portfolio.

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

Operations
----------
Summary of Operations
---------------------

The Partnership recognized gains in connection with the 1997 sales of the Ammendale Technology Park - Phase II office buildings, the Belmont Apartments and the Erindale Centre shopping center. The gains from the sales of these properties were less than the gains recognized in connection with the 1996 sales of the Westlake Meadows Apartments and the Green Trails Apartments, which was the primary reason for the decrease in net income for the nine months and quarter ended September 30, 1997 as compared to the same periods in 1996. In addition, the Partnership recognized provisions for investment property writedowns in 1997 related to the Bingham Farms Office Plaza - Phase IV and the Arborland Consumer Mall. The properties sold in 1996 and 1997 and the three properties owned through joint ventures with affiliates, which were all sold in 1996, were generating income prior to their sales and as a result, income before gain on sales decreased during 1997 as compared to 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the nine months and quarters ended September 30, 1997 and 1996.

The Partnership sold the Westlake Meadows and Green Trails apartment complexes during 1996 and sold the Ammendale Technology Park - Phase II office buildings, the Belmont Apartments, the Erindale Centre shopping center and the Bingham Farms Office Plaza - Phase IV during the nine months ended September 30, 1997. As a result, rental income, service income, depreciation, property operating expenses, real estate taxes, and property management fees decreased during 1997 when compared to 1996.

The Partnership participated in the income generated by the operations of the 1275 K Street, Westech 360 and Perimeter 400 office buildings, in which it held minority joint venture interests, prior to their sales in 1996. As a result of these sales, the Partnership's participation in income of joint ventures with affiliates ceased.

The Partnership had higher average cash balances available for investment during 1996 due to the timing of the proceeds received from 1996 property sales and the subsequent distribution to Partners. As a result, interest income on short-term investments decreased during 1997 as compared to 1996.

In connection with the sales of the Ammendale Technology Park - Phase II office buildings and the Bingham Farms Office Plaza - Phase IV, the Partnership wrote-off the remaining unamortized deferred leasing commissions on the properties. As a result, amortization of deferred expenses increased during 1997 as compared to 1996.

Administrative expenses decreased during 1997 as compared to 1996 primarily due to professional fees incurred in 1996 related to the valuation of the Partnership's real estate assets and higher printing, postage and investor processing costs incurred in 1996 relating to the Partnership's response to a tender offer.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties. Determinations of fair value are made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represent estimates based on many variables which affect the value of real estate, including economic and demographic conditions. During the quarter ended June 30, 1997, the Partnership recognized a provision for investment property writedown of $605,157 related to the Bingham Farms Office Plaza - Phase IV. During the quarter ended September 30, 1997, the Partnership recognized a provision for investment property writedown of $1,650,516 related to the Arborland Consumer Mall.

The Partnership sold the Westlake Meadows and Green Trails apartment complexes in 1996 and recognized gains totaling $14,608,840 on these property sales. The Partnership sold the Ammendale Technology Park - Phase II office buildings, the Belmont Apartments and the Erindale Centre shopping center in 1997, and recognized gains totaling $6,086,360 on these property sales. See Note 4 of Notes to Financial Statements for additional information.

As of September 30, 1997, the Arborland Consumer Mall was owned by a joint venture between the Partnership and the seller. The seller received a cash flow distribution during 1997 pursuant to the joint venture agreement.

The amount is recognized as seller's participation in income from joint venture on the income statement.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $5,287,000 as of September 30, 1997 when compared to December 31, 1996 primarily due to special distributions of Net Cash Proceeds made to Tax-exempt Limited Partners in January and April 1997 from proceeds received in connection with the 1996 and 1997 property sales and the sales of the three properties in which the Partnership held minority joint venture interests. This was partially offset by the net proceeds received from the 1997 property sales and the distributions from joint ventures with affiliates representing the Partnership's share of holdbacks related to 1996 sales, which were released in 1997. The Partnership generated cash flow of approximately $1,903,000 from operating activities which represents the operations of the Partnership's properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of net proceeds received from the sales of the Ammendale Technology Park - Phase II office buildings, the Belmont Apartments, the Erindale Centre shopping center and the Bingham Farms Office Plaza - Phase IV totaling approximately $31,237,000 and net distributions received from joint ventures with affiliates of approximately $2,072,000, less the payment of leasing costs related to the Bingham Farms Office Plaza - Phase IV of approximately $1,019,000. Financing activities consisted of distributions to the Partners of approximately $39,318,000 and a distribution to the seller/joint venture partner on the Arborland Consumer Mall of approximately $163,000. In October 1997, the Partnership made a special distribution to Tax-exempt Limited Partners of approximately $26,758,000 representing Net Cash Proceeds from the 1997 sales of the Belmont Apartments, the Erindale Centre shopping center and the Bingham Farms Office Plaza - Phase IV, and the release of sale holdbacks from the 1996 sales of the Perimeter 400, 1275 K Street and Westech 360 office buildings.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the nine months ended September 30, 1997 and 1996, the Arborland Consumer Mall generated positive cash flow. During the nine months ended September 30, 1996 and prior to their sales in 1997, the Belmont Apartments, the Erindale Centre shopping center and the Bingham Farms Office Plaza - Phase IV all generated positive cash flow. The Ammendale Technology Park - Phase II office buildings generated positive cash flow prior to its sale during 1997 and during 1996; however, significant leasing costs were incurred at this property in 1997. These costs were not included in classifying the cash flow performance of the property because they are non-recurring expenditures. Had these non-recurring expenditures been included, the property would have generated a marginal cash flow deficit prior to its sale in 1997. The two properties sold in 1996 and the three properties in which the Partnership held minority joint venture interests which were also sold in 1996, all generated positive cash flow prior to their sales. As of September 30, 1997, the occupancy rate of the Arborland Consumer Mall was 74%.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold two properties and the three properties in which the Partnership held minority joint venture interests in 1996. The Partnership sold its five remaining properties in 1997 as described below. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 6 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

In July 1997, the Partnership sold the Bingham Farms Office Plaza - Phase IV in an all cash sale for $12,700,000. In connection with the sale, leasing costs in the amount of $3,000,412 were incurred related to the renewal of the lease of the largest tenant in the building. Of these costs, $1,018,942 was paid by the Partnership prior to the sale of the property and the purchaser received a credit for $1,981,470. From the proceeds of the sale, the Partnership paid $393,328 in selling costs. The Partnership distributed the available proceeds to the Tax-Exempt Limited Partners in October 1997.

In August 1997, the Partnership sold the Belmont Apartments in an all cash sale for $7,676,000. From the proceeds of the sale, the Partnership paid $244,852 in selling costs. The Partnership distributed the available proceeds to the Tax-Exempt Limited Partners in October 1997.

In August 1997, the Partnership sold the Erindale Centre shopping center in an all cash sale for $8,250,000. From the proceeds of the sale, the Partnership paid $247,675 in selling costs. The Partnership distributed the available proceeds to the Tax-Exempt Limited Partners in October 1997.

The Arborland Consumer Mall was owned by a joint venture consisting of the Partnership and the seller of the property. In October 1997, the joint venture sold the property in an all cash sale for $7,000,000. In connection with the sale, the purchaser received a credit of $1,625,000 to remedy certain environmental issues at the property. From the proceeds of the sale, the joint venture paid $230,303 in selling costs. Pursuant to the sale agreement, $250,000 of the proceeds will be retained by the Partnership until the later of 90 days after the closing or the resolution of any claims brought by the purchaser prior to 90 days after the closing. The Partnership is entitled to receive all of the net cash proceeds pursuant to the joint venture agreement. The Partnership will distribute the remaining available proceeds to the Tax-Exempt Limited Partners in January 1998.

The 1275 K Street office building was owned by a joint venture consisting of the Partnership and an affiliate. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $2,287,500 of the sale proceeds was retained by the joint venture and was unavailable for distribution until September 1997, at which time the funds were released in full. The Partnership's share of these proceeds was $903,105. These proceeds were distributed to Tax-exempt Limited Partners in October 1997.

The Westech 360 office building was owned by a joint venture consisting of the Partnership and an affiliate. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $1,395,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until September 1997, at which time the funds were released in full. The Partnership's share of these proceeds was $604,035. These proceeds were distributed to Tax-exempt Limited Partners in October 1997.

The Perimeter 400 Office Center was owned by a joint venture consisting of the Partnership and three affiliates. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $1,750,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until September 1997, at which time the funds were released in full. The Partnership's share of these proceeds was $384,126. These proceeds were distributed to Tax-exempt Limited Partners in October 1997.

In October 1997, the Partnership made a distribution of $26,757,936 ($42.20 per Tax-exempt Interest) to the holders of Tax-exempt Limited Partnership Interests. This amount represents a special distribution of Net Cash Proceeds from the 1997 sales of the Bingham Farms Office Plaza - Phase IV, the Belmont Apartments and the Erindale Centre shopping center, and the release of sale holdbacks from the 1996 sales of the Perimeter 400, 1275 K Street and Westech 360 office buildings. Including the October 1997 distribution, Limited Partners have received Net Cash Receipts distributions of $103.70 per $250 Taxable Interest and $137.99 per Tax-exempt Interest, and Net Cash Proceeds of $151.48 per $250 Tax-exempt Interest. Taxable Limited Partners will not receive aggregate distributions from the Partnership equal to their original investment. However, Taxable Limited Partners will receive amounts allocated to the Repurchase Fund.

In accordance with the Partnership Agreement, Net Cash Proceeds from property sales are being allocated to the Tax-exempt Limited Partners. Taxable and Tax-exempt Limited Partners received quarterly distributions from Net Cash Receipts. Since all of the Partnership's properties have been sold, the Partnership discontinued Net Cash Receipts distributions beginning with the third quarter of 1997. Taxable and Tax-exempt Limited Partners are not expected to receive further quarterly distributions. However, Tax-exempt Limited Partners are expected to receive a Net Cash Proceeds distribution primarily from the sale of the Arborland Consumer Mall, as described above.

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

                         BALCOR EQUITY PENSION INVESTORS-III
                          A REAL ESTATE LIMITED PARTNERSHIP
                          (An Illinois Limited Partnership)

                             PART II - OTHER INFORMATION


Item 5.  Other Information
--------------------------

Arborland Consumer Mall
-----------------------

As previously reported, on June 17, 1997, the limited partnership which owned the Arborland Consumer Mall, Ann Arbor, Michigan (the "Limited Partnership") contracted to sell the property to an unaffiliated party, Fremont Arborland, LLC, a Connecticut limited liability company, for a sale price of $7,000,000. The Partnership and the seller of the property to the Partnership hold a 99% and 1% interest in the Limited Partnership, respectively. The purchaser assigned its rights under the agreement of sale to an affiliate, Arborland L.L.C., a Michigan limited liability company, and the sale closed on October 7, 1997. The purchaser received a credit against the sale price of $1,625,000 relating to certain environmental issues at the property, which includes $700,000 relating to asbestos and underground storage tank removal. From the proceeds of the sale, the Limited Partnership paid $175,000 as a brokerage commission to an affiliate of the third party providing property management services for the Partnership and $55,303 in closing costs. The Limited Partnership received the remaining sale proceeds of approximately $5,144,700. Pursuant to the Limited Partnership's partnership agreement, the Partnership is entitled to receive all of the net sale proceeds. Of such proceeds, $250,000 is being retained by the Partnership and will not be available for use or distribution by the Partnership until the later of 90 days after the closing or the resolution of any claims brought by the purchaser prior to 90 days after the closing.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1997 is attached hereto.

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



Date: November 13, 1997
      -----------------