Form 10-K
period 1997-12-31
BALCOR EQUITY PENSION INVESTORS III
filed 1998-03-26
CIK 768605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
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

Item 1. Business
----------------

Balcor Equity Pension Investors-III A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1985 under the laws of the State of Illinois. The Registrant raised $170,801,000 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant originally funded four first mortgage loans, two of which were jointly funded with affiliates, and acquired five real property investments and a minority joint venture interest in another real property investment and has since disposed of all of these investments. The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Registrant sold two properties and the three properties in which the Registrant held minority joint venture interests. During 1997, the Registrant sold its remaining five properties, the Ammendale Technology Park - Phase II office buildings, the Bingham Farms Office Plaza - Phase IV, the Belmont Apartments, the Erindale Centre shopping center and the Arborland Consumer Mall. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

During 1997, the Registrant sold the Ammendale Technology Park - Phase II office buildings, the Bingham Farms Office Plaza - Phase IV, the Belmont Apartments, the Erindale Centre shopping center and the Arborland Consumer Mall. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Equity Partners-III, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Other Information
-----------------

In October 1997, the Registrant sold the Arborland Consumer Mall to a third party. At closing, the purchaser received a credit against the sale price of $1,625,000 to remedy certain environmental issues at the property, principally asbestos and underground storage tank removal and soil and ground water contamination resulting from a dry cleaning facility located on the property. The General Partner believes that the Registrant will have no further liability relating to the environmental issues at the property.

Item 2. Properties
------------------

As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3. Legal Proceedings
-------------------------

Dee vs. Walton Street Capital Acquisition II, LLC
-------------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships""), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the Chancery Court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs requested certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants filed motions to dismiss the complaint for failure to state a cause of action. On January 7, 1997, the Chancery Court denied the plaintiffs' motion for leave to amend the complaint and dismissed the matter for failure to state a cause of action, with prejudice.

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois. Plaintiff's brief was filed with the Appellate Court in September 1997. Defendants filed their reply briefs in January 1998. Oral arguments before the Appellate Court were held on March 18, 1998. The Appellate Court is expected to issue its opinion in the spring of 1998, although there can be no assurances on such date.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Klein, et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997, and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc. and various other entities were originally the named defendants in the action. The December 5, 1997 and January 15, 1998 Amended Complaints, among other changes, no longer name the Registrant as a defendant and all claims relating to the Registrant have been eliminated from the Amended Complaint. As a result, this case will be deleted from all future reports of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 30,080.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1997        1996        1995        1994        1993
                    ----------  ----------  ----------  ----------  ----------
Total income        $6,589,569 $20,284,354 $17,804,510 $16,938,456  $16,634,266
Provision for
  investment
  property
  writedown          2,255,673   3,777,000        None        None    2,700,000
(Loss) income
  before gain on
  on sales of proper-
  ties and seller's
  participation
  in joint venture  (1,672,693)  6,033,505   6,150,471   4,820,354    2,288,740
Net income           4,251,167  20,642,345   6,150,471   4,820,354    2,288,740
Net income
  per Limited
  Partnership
  Interest-
  Basic and Diluted       5.32       29.23        7.63        5.88         2.17
Total assets         8,945,676  71,472,288 103,241,269 105,268,922  107,200,193
Distributions per
  Taxable Limited
  Partnership
  Interest                5.90       16.35        7.90        7.00         7.50
Distributions per
  Tax-exempt
  Limited
  Partnership
  Interest (A)          102.83       78.24       10.51        9.32         9.98

(A) These amounts include distributions of original capital of $94.98 and $56.50 per Tax-exempt Limited Partnership Interest for 1997 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Equity Pension Investors - III A Real Estate Limited Partnership (the "Partnership") sold two properties and the three properties in which it held minority joint venture interests in 1996 and sold its remaining five properties in 1997. Primarily as a result of lower net gains resulting from the property sales in 1997 as compared to 1996 and lower income from property operations in 1997 due to the property sales, net income decreased during 1997 as compared to 1996. The Partnership also recognized provisions for investment property writedowns in each of 1997 and 1996. Primarily as a result of the net gains recognized in connection with the property sales in 1996, net income increased during 1996 as compared to 1995. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

The Partnership sold the Westlake Meadows and Green Trails apartment complexes during 1996. In addition, the Partnership sold the Ammendale Technology Park - Phase II office buildings, the Belmont Apartments, the Erindale Centre shopping center, the Bingham Farms Office Plaza - Phase IV and the Arborland Consumer Mall during 1997. As a result, rental income, service income, depreciation, property operating expenses, real estate taxes, and property management fees decreased during 1997 when compared to 1996.

The Partnership participated in the income generated by the operations of the 1275 K Street, Westech 360 and Perimeter 400 office buildings, in which it held minority joint venture interests, prior to their sales in 1996. As a result of these sales, the Partnership's participation in income of joint ventures with affiliates ceased. The Partnership's participation in 1996 included its share of the gains from the sales of the Westech 360 and Perimeter 400 office buildings and its share of the loss from the sale of the 1275 K Street office building.

The Partnership had higher average cash balances available for investment during 1996 due to the timing of the proceeds received from the 1996 property sales and the subsequent distribution to Partners. As a result, interest income on short-term investments decreased during 1997 as compared to 1996.

The Partnership recognized other income during 1997 in connection with refunds of prior years' insurance premiums relating to the Partnership's properties.

In connection with the sales of the Ammendale Technology Park - Phase II office buildings and the Bingham Farms Office Plaza - Phase IV, the Partnership wrote off the remaining unamortized deferred leasing commissions on the properties. As a result, amortization of deferred expenses increased during 1997 as compared to 1996.

The Partnership incurred higher consulting, investor processing, legal, postage and printing costs in connection with its response to a tender offer and related litigation during 1996. As a result, administrative expenses decreased during 1997 as compared to 1996.

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of its properties. Determinations of fair value were made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represented estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During 1997, the Partnership recognized provisions for investment property writedown of $605,157 related to the Bingham Farms Office Plaza - Phase IV and $1,650,516 related to the Arborland Consumer Mall based on the properties' sales prices less closing costs. During 1996, the Partnership recognized a provision for investment property writedown of $3,777,000 to provide for a change in the estimate of the fair value of the Arborland Consumer Mall.

The Partnership sold the Westlake Meadows and Green Trails apartment complexes in 1996 and recognized gains totaling $14,608,840 on these property sales. The Partnership sold the Ammendale Technology Park - Phase II office buildings, the Belmont Apartments and the Erindale Centre shopping center in 1997, and recognized gains totaling $6,086,360 on these property sales. See Note 11 of Notes to Financial Statements for additional information.

The Arborland Consumer Mall was owned by a joint venture between the Partnership and the seller. The seller received a distribution of $162,500 during 1997 pursuant to the joint venture agreement. The amount is recognized as seller's participation in income from joint venture on the income statement.

1996 Compared to 1995
---------------------

The Partnership sold Westlake Meadows and Green Trails apartment complexes in June and July 1996, respectively, which was the primary reason for the decreases in rental income, depreciation, real estate taxes, and property management fees during 1996 when compared to 1995.

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

Property operating expense decreased approximately $500,000 during 1996 when compared to 1995 due to a decrease of approximately $566,000 due to the sales of the Westlake Meadows and Green Trails apartment complexes. In addition, there was a decrease in property operating expense at the Bingham Farms Office Plaza - Phase IV due to structural repairs in 1995 of approximately $197,000. These decreases were partially offset by an increase in property operating expense at the Arborland Consumer Mall due to leasing costs of approximately $350,000 incurred in 1996.

The Partnership incurred higher consulting, investor processing, printing and postage costs in connection with a response to a tender offer during 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $26,885,000 as of December 31, 1997 when compared to December 31, 1996 primarily due to distributions of Net Cash Proceeds made to Tax-exempt Limited Partners in 1997, which were partially offset by the proceeds received from the sale of the Partnership's remaining five properties in 1997. Cash flow of approximately $1,919,000 was provided by the Partnership's operating activities consisting primarily of cash flow from property operations and interest income on short-term investments, which were partially offset by the payment of certain expenses on sold properties and administrative expenses. Investing activities consisted of net proceeds received from the sales of the Ammendale Technology Park - Phase II office buildings, the Belmont Apartments, the Erindale Centre shopping center, the Bingham Farms Office Plaza - Phase IV, and the Arborland Consumer Mall totaling approximately $36,382,000 and net distributions received from joint ventures with affiliates of approximately $2,072,000, less the payment of leasing costs related to the Bingham Farms Office Plaza - Phase IV of approximately $1,019,000. Financing activities consisted of distributions to the Partners of approximately $66,076,000 and a distribution to the seller/joint venture partner on the Arborland Consumer Mall of approximately $163,000. In January 1998, the Partnership made a distribution to Tax-exempt Limited Partners of approximately $5,618,000 consisting of Net Cash Proceeds from the sale of the Arborland Consumer Mall, the release of an escrow from the sale of the Ammendale Technology Park - Phase II office buildings and remaining available Net Cash Receipts reserves.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold two properties and the three properties in which the Partnership held minority joint venture interests. During 1997, the Partnership sold its remaining five properties, the Ammendale Technology Park - Phase II office buildings, the Bingham Farms Office Plaza - Phase IV, the Belmont Apartments, the Erindale Centre shopping center and the Arborland Consumer Mall. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In February 1997, the Partnership sold the Ammendale Technology Park - Phase II office buildings in an all cash sale for $5,768,000. From the proceeds of the sale, the Partnership paid $289,417 in selling costs. Pursuant to the terms of the sale, $170,904 of the proceeds was held in escrow until November 1997. The escrow proceeds were released in full in December 1997. The Partnership distributed the available proceeds to the Tax-exempt Limited Partners in April 1997 and January 1998.

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

In August 1997, the Partnership sold the Erindale Centre shopping center in an all cash sale for $8,250,000. From the proceeds of the sale, the Partnership paid $247,674 in selling costs. In addition, $25,000 of the sale proceeds was placed in escrow at closing and was unavailable for distribution. This amount is expected to be released in 1998. The Partnership distributed the available proceeds to the Tax-exempt Limited Partners in October 1997.

The Arborland Consumer Mall was owned by a joint venture consisting of the Partnership and the seller of the property. In October 1997, the joint venture sold the property in an all cash sale for $7,000,000. In connection with the sale, the purchaser received a credit of $1,625,000 to remedy certain environmental issues at the property. From the proceeds of the sale, the joint venture paid $230,303 in selling costs. Pursuant to the sale agreement, $250,000 of the proceeds was retained by the Partnership until December 1997, at which time the funds were released in full. In addition, $109,526 related to certain tenant reimbursements was placed in escrow at closing and will be held in escrow until such time as payment for these reimbursements are received from the tenants in 1998. The Partnership is entitled to receive all of the Net Cash Proceeds pursuant to the joint venture agreement. The Partnership distributed the available proceeds to the Tax-exempt Limited Partners in January 1998.

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

The Perimeter 400 Office Center was owned by a joint venture consisting of the Partnership and three affiliates. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $1,750,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until September 1997, at which time the funds were released in full. The Partnership's share of these proceeds was $384,125. These proceeds were distributed to Tax-exempt Limited Partners in October 1997.

The Partnership made distributions totaling $5.90, $16.35 and $7.90 per Taxable Interest and $102.83, $78.24 and $10.51 per Tax-exempt Interest in 1997, 1996 and 1995, respectively. Distributions to Taxable Limited Partners were comprised of Net Cash Receipts in all three years. Distributions to Tax-exempt Limited Partners were comprised of $7.85 of Net Cash Receipts and $94.98 of Net Cash Proceeds in 1997, $21.74 of Net Cash Receipts and $56.50 of Net Cash Proceeds in 1996 and $10.51 of Net Cash Receipts in 1995.

In January 1998, the Partnership made a distribution of $5,617,898 ($8.86 per Interest) to the holders of Tax-exempt Limited Partnership Interests. This amount represents a distribution of Net Cash Proceeds of $8.49 per Tax-exempt Interest from the sale of the Arborland Consumer Mall and the release of an escrow from the sale of the Ammendale Technology Park - Phase II office buildings and a distribution of remaining available Net Cash Receipts reserves
of $0.37 per Tax-exempt Interest.   The Taxable Limited Partners will receive a
distribution of $0.28 per Interest from remaining available Net Cash Receipts reserves in April 1998. In January 1998, the Partnership also paid $19,550 to the General Partner as its distributive share of Net Cash Receipts distributed for the fourth quarter of 1997 and made a contribution to the Repurchase Fund of $6,517.

Including the January 1998 distribution, Limited Partners have received Net Cash Receipts distributions of $103.70 per $250 Taxable Interest and $138.36 per Tax-exempt Interest, and Net Cash Proceeds of $159.97 per $250 Tax-exempt Interest. Distributions to Tax-exempt Limited Partners total $298.33 per Interest. In accordance with the Partnership Agreement, Net Cash Proceeds from property sales are allocated to the Tax-exempt Limited Partners. Taxable and Tax-exempt Limited Partners received quarterly distributions from Net Cash Receipts. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed in accordance with the Partnership Agreement. Taxable Limited Partners will not receive aggregate distributions from the Partnership equal to their original investment. However, Taxable Limited Partners will receive a distribution from amounts allocated to the Repurchase Fund.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1997, there were 19,585 Interests and cash of $2,597,196 in the Repurchase Fund.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1997          December 31, 1996
                      -----------------------    -----------------------
                      Financial        Tax        Financial       Tax
                      Statements     Returns      Statements    Returns
                     -----------   ----------     -----------   ----------

Total assets          $8,945,676  $26,018,174    $71,472,288   $97,441,511
Partners' (deficit)
  capital accounts:
    General Partner    (566,735)  (3,328,530)      (597,954)     (109,310)
    Limited Partners   9,423,550   29,281,653     71,279,934   113,590,656
Net income (loss):
    General Partner      615,824  (2,634,615)        669,960       933,735
    Limited Partners   3,635,343 (18,817,276)     19,972,385    11,919,036
    Per Limited Part-
      nership Interest   5.32(A)          (B)       29.23(A)           (B)

(A) Amount represents basic and diluted net income per Limited Partnership Interest.

(B) The net income (loss) is ($34.66) per Tax-exempt Interest and $64.30 per Taxable Interest for 1997 and $17.53 per Tax-exempt Interest and $16.35 per Taxable Interest for 1996.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners - III, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                              OFFICERS

Chairman, President and Chief             Thomas E. Meador
   Executive Officer
Senior Vice President                     Alexander J. Darragh
Senior Vice President                     John K. Powell, Jr.
Senior Managing Director, Chief           Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $5,298 in 1997 with respect to one of the executive officers and directors of Balcor Equity Partners-III, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. The other officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 10 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entity is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:

                  Name and        Amount and
                  Address of      Nature of      Percent
                  Beneficial      Beneficial     of
Title of Class    Owner           Ownership      Class
-----------------------------------------------------------
Limited           Walton          31,041.45       4.54%
Partnership       Street          Limited
Interests         Capital         Partnership
                  Acquisition     Interests
                  Co. II, L.C.C.
                  Chicago,
                  Illinois

Limited           Beattie         16,714.63       2.45%
Partnership       Place           Limited
Interests         Greenville,     Partnership
                  South           Interests
                  Carolina

While Walton Street Capital Acquisition Co. II, L.C.C. and Beattie Place individually own less than 5% of the Interests, for purposes of this Item 12, Walton Street Capital Acquisition Co. II, L.C.C. is an affiliate of Beattie Place and, collectively, they own 6.99% of the Interests.

(b) Balcor Equity Partners-III (principally through the Repurchase Fund) and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
           Title of Class          Owned       Percent of Class
         -------------------  ---------------  ----------------
         Limited Partnership
             Interest         20,148 Interests        2.95%

Relatives of the officers and affiliates of the partners of the General Partner own 12 additional interests.

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

                                    PART IV

Item 14. Exhibits and Reports on Form 8-K
-----------------------------------------

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

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

(10) Material Contracts:

(a) Agreement of Sale and attachment thereto relating to the sale of the Green Trails Apartment, Lisle, Illinois previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated June 28, 1996 is incorporated herein by reference.

(b) Agreement of Sale and attachment thereto relating to the sale of the 1275 K Street Office Building, Washington, D.C., previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated November 29, 1996 is incorporated herein by reference.

(c) (i) Agreement of Sale and attachment thereto relating to the sale of Bingham Farms Office Plaza - Phase IV, Bingham Farms, Michigan, previously filed as Exhibit (10)(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(c) (ii) First Letter Amendment to Agreement of Sale relating to the sale of Bingham Farms Office Plaza - Phase IV, Bingham Farms, Michigan, previously filed as Exhibit (99)(b)(i) to the Registrant's Current Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(c) (iii) Second Amendment to Agreement of Sale relating to the sale of Bingham Farms Office Plaza - Phase IV, Bingham Farms, Michigan, previously filed as Exhibit (99)(b)(ii) to the Registrant's Current Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(d) Agreement of Sale and attachment thereto relating to the sale of Belmont Apartments, Renton, Washington, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated May 16, 1997, is incorporated herein by reference.

(e)(i) Agreement of Sale and attachment thereto relating to the sale of the Erindale Centre Shopping Center, Colorado Springs, Colorado, previously filed as Exhibit (2)(i) to the Registrant's Current Report on Form 8-K dated June 2, 1997, is incorporated herein by reference.

(e)(ii) First Amendment to Agreement of Sale relating to the sale of the Erindale Centre Shopping Center, Colorado Springs, Colorado, previously filed as Exhibit (2)(ii) to the Registrant's Current Report on Form 8-K dated June 2, 1997, is incorporated herein by reference.

(e)(iii) Second Amendment to Agreement of Sale relating to the sale of the Erindale Centre Shopping Center, Colorado Springs, Colorado, previously filed as Exhibit (99)(a) to the Registrant's Current Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(f)(i) Agreement of Sale and attachment thereto relating to the sale of Arborland Consumer Mall, Ann Arbor, Michigan, previously filed as Exhibit
(2)(a) to the Registrant's Current Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(f)(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Arborland Consumer Mall, Ann Arbor, Michigan, previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(27)Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated January 15, 1998 was filed reporting the status of proposed class action litigation to which the Registrant was a party.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PENSION INVESTORS-III
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By:/S/ Jayne A. Kosik
                             --------------------------------
                                Jayne A. Kosik
                                Senior Managing Director and Chief
                                Financial Officer (Principal
                                Accounting Officer) of Balcor
                                Equity Partners-III, the General
                                Partner

Date:March 25, 1998
     ---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------    -------------------------------     ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
/s/Thomas E. Meador      Partners-III, the General Partner   March 25, 1998
--------------------                                         --------------
   Thomas E. Meador

                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of Balcor
                         Equity Partners-III, the General
/s/Jayne A. Kosik        Partner                             March 25, 1998
--------------------                                         --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital, for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Equity Pension Investors-III:

We have audited the financial statements of Balcor Equity Pension Investors-III (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-III at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1997, the Partnership has disposed of all of its remaining real estate interests. Upon the resolution of the litigation described in Note 13 to the financial statements, the Partnership intends to cease operations and dissolve.

                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 23, 1998

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                                 1997            1996
                                            --------------  --------------
Cash and cash equivalents                   $   8,638,754   $  35,523,271
Accounts and accrued interest receivable          172,396       1,202,372
Escrow deposits - restricted                      134,526
Prepaid expenses                                                  469,833
Deferred expenses, net of accumulated
  amortization of $384,914 in 1996                                131,377
                                            --------------  --------------
                                                8,945,676      37,326,853
                                            --------------  --------------
Investment in real estate:
  Land                                                          7,925,685
  Buildings and improvements                                   49,748,165
                                                            --------------
                                                               57,673,850
  Less accumulated depreciation                                25,600,858
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                     32,072,992
                                                            --------------
Investment in joint ventures with
  affiliates                                                    2,072,443
                                            --------------  --------------
                                            $   8,945,676   $  71,472,288
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      44,712   $     389,388
Due to affiliates                                  44,149         119,215
Accrued liabilities, principally
  real estate taxes                                               106,625
Security deposits                                                 175,080
                                            --------------  --------------
    Total liabilities                              88,861         790,308
                                            --------------  --------------

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996
                                  (Continued)

                                                1997            1996
                                            --------------  --------------

Commitments and Contingencies

Limited Partners' capital (683,204
  Interests issued and outstanding)             9,423,550      71,279,934
General Partner's deficit                        (566,735)       (597,954)
                                            --------------  --------------
    Total partners' capital                     8,856,815      70,681,980
                                            --------------  --------------
                                            $   8,945,676   $  71,472,288
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1997, 1996 and 1995

                                Partners' Capital (Deficit) Accounts
                           -----------------------------------------------
                                               General         Limited
                                 Total         Partner         Partners
                           --------------- -------------- ----------------

Balance at December 31,
  1994                     $  103,759,132  $     198,093  $   103,561,039

Cash distributions to:
  Limited Partners (A)         (7,052,246)                     (7,052,246)
  General Partner                (783,584)      (783,584)

Net income for the year
  ended December 31, 1995       6,150,471        938,472        5,211,999
                           --------------- -------------- ----------------
Balance at December 31,
  1995                        102,073,773        352,981      101,720,792

Cash distributions to:
  Limited Partners (A)        (50,413,243)                    (50,413,243)
  General Partner              (1,620,895)    (1,620,895)

Net income for the year
  ended December 31, 1996      20,642,345        669,960       19,972,385
                           --------------- -------------- ----------------
Balance at December 31,
  1996                         70,681,980       (597,954)      71,279,934

Cash distributions to:
  Limited Partners (A)        (65,491,727)                    (65,491,727)
  General Partner                (584,605)      (584,605)

Net income for the year
  ended December 31, 1997       4,251,167        615,824        3,635,343
                           --------------- -------------- ----------------
Balance at December 31,
  1997                     $    8,856,815  $    (566,735) $     9,423,550
                           =============== ============== ================

(A)  Summary of cash distributions paid per Interest:

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                 1997            1996            1995
                           --------------- -------------- ----------------
Taxable
-------------
First Quarter              $         2.80  $        1.75  $          1.75
Second Quarter                       2.60           2.80             1.75
Third Quarter                        0.50           2.80             2.65
Fourth Quarter                       None           9.00             1.75

Tax-Exempt
-------------
First Quarter                       41.50           2.33             2.33
Second Quarter                      18.46           3.72             2.33
Third Quarter                        0.67           3.72             3.52
Fourth Quarter                      42.20          68.47             2.33

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995

                                1997            1996           1995
                           --------------- -------------- ----------------
Income:
  Rental                   $    4,268,955  $  10,311,282  $    12,986,774
  Service                       1,481,271      2,290,095        2,445,471
  Participation in income
    of joint ventures
    with affiliates                            6,501,382        1,757,775
  Interest on short-term
    investments                   831,590      1,181,595          614,490
  Other income                      7,753
                           --------------- -------------- ----------------
    Total income                6,589,569     20,284,354       17,804,510
                           --------------- -------------- ----------------

Expenses:
  Depreciation                  1,141,476      2,487,264        2,979,544
  Amortization of deferred
    expenses                      131,377         73,059           73,060
  Property operating            2,639,204      4,961,218        5,461,616
  Real estate taxes               999,035      1,379,433        1,696,995
  Property management fees        264,904        585,864          715,113
  Administrative                  830,593        987,011          727,711
  Provisions for investment
    property writedowns         2,255,673      3,777,000
                           --------------- -------------- ----------------
    Total expenses              8,262,262     14,250,849       11,654,039
                           --------------- -------------- ----------------
(Loss) income before gain on
   sales of properties and
   seller's participation
   in joint venture            (1,672,693)     6,033,505        6,150,471
Gain on sales of properties     6,086,360     14,608,840
Seller's participation in
  income from joint venture      (162,500)
                           --------------- -------------- ----------------
Net income                 $    4,251,167  $  20,642,345  $     6,150,471
                           =============== ============== ================
Net income allocated to
  General Partner          $      615,824  $     669,960  $       938,472
                           =============== ============== ================
Net income allocated to
  Limited Partners         $    3,635,343  $  19,972,385  $     5,211,999
                           =============== ============== ================

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                1997            1996           1995
                           --------------- -------------- ----------------
Net income per Limited
  Partnership Interest
  (683,204 issued and
  outstanding) - Basic
  and Diluted              $         5.32  $       29.23  $          7.63
                           =============== ============== ================

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995

                                1997            1996           1995
                           --------------- -------------- ----------------
Operating activities:
  Net income               $    4,251,167  $  20,642,345  $     6,150,471
  Adjustments to recon-
    cile net income to
    net cash provided by
    operating activities:
      Gain on sales of
       properties              (6,086,360)   (14,608,840)
      Participation in
       income of joint
       ventures with
       affiliates                             (6,501,382)      (1,757,775)
      Seller's participation
       in income from
       joint venture              162,500
      Depreciation of
       properties               1,141,476      2,487,264        2,979,544
      Amortization of
       deferred expenses          131,377         73,059           73,060
      Provisions for
       investment property
       writedowns               2,255,673      3,777,000
      Funding of escrows in
        connection with the
        sale of real estate      (134,526)
      Net change in:
        Accounts and
          accrued interest
          receivable              429,165        572,749          556,064
        Prepaid expenses          469,833         61,716          (42,519)
        Accounts payable         (344,676)       100,197         (298,209)
        Due to affiliates         (75,066)        89,242          (73,000)
        Accrued liabilities      (106,625)         3,074            5,199
        Security deposits        (175,080)      (154,019)          23,716
                           --------------- -------------- ----------------
  Net cash provided by
    operating activities        1,918,858      6,542,405        7,616,551
                           --------------- -------------- ----------------

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                 1997            1996            1995
                           --------------- -------------- ----------------
Investing activities:
  Capital contribution to
    joint venture with
    an affiliate           $      (39,705) $     (62,975) $       (17,347)
  Distributions from joint
    ventures with affil-
    iates                       2,112,148     27,509,153        2,060,484
  Improvements to properties                    (359,039)        (405,806)
  Proceeds from sales of
    properties                 37,787,530     43,850,000
  Payment of selling costs     (1,405,574)    (1,202,530)
  Payment of leasing costs     (1,018,942)
                           --------------- -------------- ----------------
  Net cash provided by
    investing activities       37,435,457     69,734,609        1,637,331
                           --------------- -------------- ----------------
Financing activities:
  Distributions to
    Limited Partners          (65,491,727)   (50,413,243)      (7,052,246)
  Distributions to
    General Partner              (584,605)    (1,620,895)        (783,584)
  Distributions to joint
    venture partner - seller     (162,500)
                           --------------- -------------- ----------------
  Cash used in financing
    activities                (66,238,832)   (52,034,138)      (7,835,830)
                           --------------- -------------- ----------------
Net change in cash and
  cash equivalents            (26,884,517)    24,242,876        1,418,052
Cash and cash equivalents
  at beginning of year         35,523,271     11,280,395        9,862,343
                           --------------- -------------- ----------------
Cash and cash equivalents
  at end of year           $    8,638,754  $  35,523,271  $    11,280,395
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

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Equity Pension Investors-III A Real Estate Limited Partnership (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold two properties and the three properties in which the Partnership held minority joint venture interests. During 1997, the Partnership sold its remaining five properties, the Ammendale Technology Park - Phase II office buildings, the Bingham Farms Office Plaza - Phase IV, the Belmont Apartments, the Erindale Centre shopping center and the Arborland Consumer Mall. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 13 of Notes to Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(b) Depreciation expense was computed using straight-line and accelerated methods. Rates used in the determination of depreciation were based upon the following estimated useful lives:

                                                    Years
                                                    -----

               Buildings and improvements          20 to 31
               Furniture and fixtures               4 to  5

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

As properties were sold, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. In the event the General Partner determined an impairment in value had occurred, and the carrying amount of the real estate asset would not be recovered, a provision was recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considered the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Investment in joint ventures with affiliates represented the Partnership's 39.48%, 43.3% and 21.95% interests, under the equity method of accounting, in three joint ventures with affiliated partnerships. Under the equity method of accounting, the Partnership recorded its initial investment at cost and adjusted its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(e) Deferred expenses consisted of leasing commissions which were amortized over the life of each respective lease. Upon sale of the property, the remaining unamortized balance was written off to amortization expense.

(f) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases was recognized on a straight line basis over the respective lease term. Service income included reimbursements for operating costs such as real estate taxes, maintenance and insurance and was recognized as revenue in the period the applicable costs were incurred.

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

(i) Cash and cash equivalents include all unrestricted highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(j) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(k) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income allocations between the partners have been adjusted for financial statement purposes in 1997.

(l) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year-ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership Interest.

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

"Operating Income" of the Partnership is allocated 10% to the General Partner and 90% to the Limited Partners; however, certain components are specially allocated as described in the Partnership Agreement. "Operating Losses" and certain other components are allocated 1% to the General Partner and 99% to the Limited Partners pursuant to terms set forth in the Partnership Agreement. For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

"Net Cash Receipts" available for distribution were distributed as follows: 90% to Limited Partners, 7.5% to the General Partner as its distributive share from Partnership operations and 2.5% of such "Net Cash Receipts" was paid to the General Partner for allocation to the Repurchase Fund.

At the sole discretion of the General Partner and subject to certain limitations as set forth in the Partnership Agreement, amounts placed in the Repurchase Fund were available to repurchase Interests from Limited Partners. All repurchases of Interests were made at 90% of the then current valuation of such Limited Partnership Interests at the previous quarter end less any distributions made after the previous quarter end. Distributions of "Net Cash Receipts" and "Net Cash Proceeds" pertaining to such repurchased Interests were paid to the Repurchase Fund and were utilized to repurchase additional

Interests. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1997, there were 19,585 Interests and cash of $2,597,196 in the Repurchase Fund.

An amount not to exceed the dollars originally allocated to the Repurchase Fund is obligated to be returned by the Repurchase Fund to the Partnership at liquidation which will be accounted for as a capital contribution from the General Partner.

The Partnership has disposed of all of its real property investments. The "Net Cash Proceeds" resulting therefrom, which were available for distribution, were distributed principally to the Tax-exempt Limited Partners in accordance with the Partnership Agreement. The General Partner will not receive any distributions of Net Cash Proceeds in accordance with the provisions of the Partnership Agreement.

5. Investment Property Writedowns:

(a) During 1996, the Partnership determined that an impairment to the asset value of the Arborland Consumer Mall had occurred. The property was written down to its estimated sales price less closing costs, and a $3,777,000 provision for investment property writedown was recognized. The Partnership sold the Arborland Consumer Mall in October 1997. During 1997, the Partnership recognized an additional provision for investment property writedown of $1,650,516.

(b) In 1997, the Partnership sold the Bingham Farms Office Plaza - Phase IV. In connection with the sale, the property was written down to its sales price, less closing costs, and a $605,157 provision for investment property writedown was recognized. See Note 11 of Notes to Financial Statements for additional information.

6. Management Agreements:

The Partnership's properties were under management agreements with third party management companies prior to the sale of the properties. These management agreements provided for annual fees of 3% to 6% of gross operating receipts.

7. Seller's Participation in Joint Venture:

The Arborland Consumer Mall was owned by a joint venture between the Partnership and the seller. The property was sold in 1997. See Note 11 of Notes to Financial Statements for additional information. Prior to the sale, the seller retained an interest in the property through its interest in the joint venture. All assets, liabilities, income and expenses of the joint venture were included in the financial statements of the Partnership with the appropriate deduction from income or loss, if any, for the seller's participation in the joint venture. The seller shared in the cash flow of the property only after the Partnership received a preferential distribution. The Partnership made a distribution to the seller of $162,500 during 1997 pursuant to the joint venture agreement, and as a result, the seller was allocated $162,500 of income. The seller did not receive any proceeds from the sale of the property and was not allocated any loss on sale for financial statement purposes. The Partnership made no distribution to the seller in 1996 or 1995.

8. Investment in Joint Ventures with Affiliates:

(a) In 1986, the Partnership and an affiliate acquired the 1275 K Street Office Building. Profits and losses, all capital contributions and distributions were allocated in accordance with the participants' original funding percentages. The Partnership's sharing percentage was 39.48%. In December 1996, the joint venture sold the property in an all cash sale for $28,300,000. From the proceeds of the sale, the joint venture paid $911,470 in selling costs. Pursuant to the terms of the sale, $2,287,500 of the sale proceeds was retained by the joint venture and was unavailable for distribution until September 1997, at which time the funds were released in full. The Partnership's share of these proceeds was $903,105. For financial statement purposes, the joint venture recognized a loss of $5,028,903 from the sale of this property in 1996, of which $1,924,848 was the Partnership's share. In addition, during 1997, 1996 and 1995, the Partnership received distributions from this joint venture totaling $1,123,988, $11,236,549 and $1,240,391, respectively.

(b) In 1988, the Partnership and an affiliate acquired the Westech 360 Office Building. Profits and losses, all capital contributions and distributions were allocated in accordance with the participants' original funding percentages. The Partnership's sharing percentage was 43.30%. In December 1996, the joint venture sold the property in an all cash sale for $18,330,000. From the proceeds of the sale, the joint venture paid $477,653 in selling costs. Pursuant to the terms of the sale, $1,395,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until September 1997, at which time the funds were released in full. The Partnership's share of these proceeds was $604,035. For financial statement purposes, the joint venture recognized a gain of $9,904,922 from the sale of this property in 1996, of which $4,288,415 was the Partnership's share. In addition, during 1997, 1996 and 1995, the Partnership received distributions from this joint venture totaling $604,035, $7,560,143 and $357,562, respectively, and made a contribution of $39,705 in 1997.

(c) In 1990, the Partnership and three affiliates acquired the Perimeter 400 Office Center. Profits and losses, all capital contributions and distributions were allocated in accordance with the participants' original funding percentages. The Partnership's sharing percentage was 21.95%. In December 1996, the joint venture sold the property in an all cash sale for $40,700,000. From the proceeds of the sale, the joint venture paid $882,765 in selling costs. Pursuant to the terms of the sale, $1,750,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until September 1997, at which time the funds were released in full. The Partnership's share of these proceeds was $384,125. The joint venture recognized a gain of $12,420,982 from the sale of this property in 1996, of which $2,725,820 was the Partnership's share. During 1995, the Partnership recognized income of $145,968 as its share of the recovery related to the change in the estimate of the fair value of the property. This amount was included in the Partnership's participation in income of joint venture with affiliates. In addition, during 1997, 1996 and 1995, the Partnership received distributions from this joint venture totaling $384,125, $8,712,461 and $462,531, respectively; and made contributions of $62,975 and $17,347 in 1996 and 1995, respectively.

The following combined information has been summarized from the financial statements of the joint ventures:

                                                    1996         1995
                                                 ----------   ----------
    Net investment in real estate
      as of December 31                               None   $67,113,953
    Total liabilities as of
      December 31                                 $200,899       650,669
    Total income                                14,019,918    14,167,508
    (Loss) income before net
       gain on sales                             (6,559,548)   2,424,601
    Net gain on sales                            17,297,001         None
    Net income                                   10,737,453    2,424,601

9. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles ("GAAP"), differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1997 in the financial statements is $25,703,058 greater than the tax loss for the same period resulting primarily from higher gains on the sales of properties for GAAP reporting as a result of lower amounts capitalized to the basis of the properties for GAAP reporting in prior years and provisions for investment property writedowns taken for GAAP reporting in prior years.

10. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/97         12/31/96         12/31/95
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting            $56,979  $9,696 $ 19,529$ 14,768 $ 56,355 $ 4,277
    Data processing        12,795   1,249    5,553   2,236   48,537   2,297
    Investment processing    None    None    8,340    None   46,869   8,340
    Investor communica-
      tions                  None    None     None    None    9,607    None
    Legal                  26,081   4,175   10,885   8,231   23,554   1,908
    Portfolio management  193,690  27,828  118,728  89,781  104,228  13,139
    Other                  12,778   1,201    5,554   4,200    7,597      12

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner which received no fee for administering the program; however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $15,835 and $63,162 for 1996 and 1995, respectively.

11.  Property Sales:

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

(b) In July 1997, the Partnership sold the Bingham Farms Office Plaza - Phase IV in an all cash sale for $12,700,000. In connection with the sale, leasing costs in the amount of $3,000,412 were incurred related to the renewal of the lease of the largest tenant in the building. Of these costs, $1,018,942 was paid by the Partnership prior to the sale of the property and the purchaser received a credit for $1,981,470. From the proceeds of the sale, the Partnership paid $393,328 in selling costs. In connection with the sale, the Partnership wrote off $600,811 of accounts receivable related to rental abatements and scheduled rent increases. The basis of the property was $10,325,202 which is net of accumulated depreciation of $6,597,332. For financial statement purposes, the Partnership recognized a $605,157 provision for investment property writedown during 1997 and no gain or loss was recognized on the sale of the property.

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

(e) The Arborland Consumer Mall was owned by a joint venture consisting of the Partnership and the seller of the property. In October 1997, the joint venture sold the property in an all cash sale for $7,000,000. In connection with the sale, the purchaser received a credit of $1,625,000 to remedy certain environmental issues at the property. The General Partner believes that the Partnership will have no further liability relating to the environmental issues at the property. From the proceeds of the sale, the joint venture paid
$230,303 in selling costs. The basis of the property was $5,144,697 which is net of accumulated depreciation of $10,632,690. For financial statement purposes, the Partnership recognized a $1,650,516 provision for investment property writedown during 1997 and recognized no gain or loss from the sale of the property. The seller did not receive any sale proceeds and was not allocated any gain or loss from the sale of the property for financial statement purposes.

(f) In June 1996, the Partnership sold the Westlake Meadows Apartments in an all cash sale for $10,800,000. From the proceeds of the sale, the Partnership paid $344,963 in selling costs. The basis of the property was $5,607,034 which is net of accumulated depreciation of $2,884,709. For financial statement purposes, the Partnership recognized a gain of $4,848,003 from the sale of this property.

(g) In July 1996, the Partnership sold the Green Trails Apartments in an all cash sale for $33,050,000. In addition, the buyer assumed a $415,682 liability for accrued real estate taxes. From the proceeds of the sale, the Partnership paid $857,567 in selling costs. The basis of the property was $22,847,278 which is net of accumulated depreciation of $3,240,631. For financial statement purposes, the Partnership recognized a gain of $9,760,837 from the sale of this property.

12. Fair Value of Financial Investments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable, and accounts payable approximates the fair value.

13. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership's financial position, results of operations or liquidity. The Partnership believes it has meritorious defenses to contest the claims.

14. Subsequent Event:

In January 1998, the Partnership made a distribution of $5,617,898 ($8.86 per Tax-exempt Interest) to the holders of Tax-exempt Limited Partnership Interests. This amount represents a distribution of Net Cash Proceeds ($8.49 per Tax-exempt Interest) from the 1997 sale of the Arborland Consumer Mall and the release of an escrow from the sale of the Ammendale Technology Park - Phase II office buildings and a distribution of remaining available Net Cash Receipts reserves ($0.37 per Tax-exempt Interest).