Form 10-Q
period 1998-03-31
BALCOR EQUITY PENSION INVESTORS III
filed 1998-05-12
CIK 768605

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                               1998             1997
                                           --------------   --------------
Cash and cash equivalents                  $   3,068,329    $   8,638,754
Accounts and accrued interest receivable          24,441          172,396
Escrow deposits - restricted                     134,526          134,526
Prepaid expenses                                   1,914
                                           --------------   --------------
                                           $   3,229,210    $   8,945,676
                                           ==============   ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      45,856    $      44,712
Due to affiliates                                 54,458           44,149
                                           --------------   --------------
    Total liabilities                            100,314           88,861
                                           --------------   --------------

Commitments and contingencies

Limited Partners' capital (683,204
  Interests issued and outstanding)            3,724,674        9,423,550
General Partner's deficit                       (595,778)        (566,735)
                                           --------------   --------------
    Total partners' capital                    3,128,896        8,856,815
                                           --------------   --------------
                                           $   3,229,210    $   8,945,676
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the three months ended March 31, 1998 and 1997
                                  (Unaudited)

                                                1998             1997
                                           --------------   --------------
Income:
  Rental                                                    $   1,780,110
  Service                                                         607,000
  Interest on short-term investments       $      57,646          208,098
                                           --------------   --------------
    Total income                                  57,646        2,595,208
                                           --------------   --------------
Expenses:
  Depreciation                                                    447,188
  Amortization of deferred expenses                                46,514
  Property operating                                            1,028,265
  Real estate taxes                                               282,607
  Property management fees                                        106,088
  Administrative                                 138,000          221,901
  Other expense                                    3,600
                                           --------------   --------------
    Total expenses                               141,600        2,132,563
                                           --------------   --------------
(Loss) income before gain on sale
  of property                                    (83,954)         462,645
Gain on sale of property                                          770,345
                                           --------------   --------------
Net (loss) income                          $     (83,954)   $   1,232,990
                                           ==============   ==============
Net (loss) income allocated to
  General Partner                          $      (2,976)   $      98,401
                                           ==============   ==============
Net (loss) income allocated to
  Limited Partners                         $     (80,978)   $   1,134,589
                                           ==============   ==============
Net (loss) income per Limited Partnership
  Interest (683,204 issued and outstanding)
  - Basic and Diluted                      $       (0.12)   $        1.66
                                           ==============   ==============
Distribution to General Partner            $      26,067    $     277,369
                                           ==============   ==============
Distribution to Limited Partners           $   5,617,898    $  26,451,647
                                           ==============   ==============
Distribution per Limited Partnership
  Interest:
    Taxable                                        None     $        2.80
                                           ==============   ==============
    Tax-Exempt                             $        8.86    $       41.50
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
              for the three months ended March 31, 1998 and 1997
                                  (Unaudited)

                                                1998             1997
                                           --------------   --------------
Operating activities:
  Net (loss) income                        $     (83,954)   $   1,232,990
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
      Gain on sale of property                                   (770,345)
      Depreciation of properties                                  447,188
      Amortization of deferred expenses                            46,514
      Net change in:
        Accounts and accrued interest
          receivable                             147,955          114,138
        Prepaid expenses                          (1,914)         195,964
        Accounts payable                           1,144         (126,358)
        Due to affiliates                         10,309            1,224
        Accrued liabilities                                       230,825
        Security deposits                                         (26,394)
                                           --------------   --------------
  Net cash provided by operating
    activities                                    73,540        1,345,746
                                           --------------   --------------
Investing activities:
  Proceeds from sale of property                                5,768,000
  Payment of selling costs                                       (289,417)
  Distributions from joint ventures
    with affiliates                                               220,882
  Capital contribution to joint venture
    with affiliate                                                (39,705)
                                                            --------------
  Net cash provided by investing activities                     5,659,760
                                                            --------------
Financing activities:
  Distribution to Limited Partners            (5,617,898)     (26,451,647)
  Distribution to General Partner                (26,067)        (277,369)
                                           --------------   --------------
  Cash used in financing activities           (5,643,965)     (26,729,016)
                                           --------------   --------------

Net change in cash and cash equivalents       (5,570,425)     (19,723,510)
Cash and cash equivalents at beginning
  of period                                    8,638,754       35,523,271
                                           --------------   --------------
Cash and cash equivalents at end of period $   3,068,329    $  15,799,761
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The loss allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining five properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1998 are:

                                       Paid       Payable
                                    ------------  ---------

   Reimbursement of expenses to
     the General Partner, at cost    $ 14,434     $ 54,458

4. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996.

The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal, which is pending. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership's financial position, results of operations or liquidity. The Partnership believes it has meritorious defenses to contest the claims.

5. Subsequent Event:

In April 1998, the Partnership made a distribution of $13,756 ($0.28 per Taxable Interest) to the holders of Taxable Limited Partnership Interests. This amount represents a distribution of remaining available Net Cash Receipts reserves.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-III A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $170,801,000 through the sale of Limited Partnership Interests. The Partnership funded four first mortgage loans, two of which were jointly funded with affiliates, and acquired five real property investments and a minority joint venture interest with an affiliate in another real property investment. As of March 31, 1998, the Partnership has no loans outstanding or properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------
Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments during the quarter ended March 31, 1998. As a result, the Partnership recognized a net loss for the quarter ended March 31, 1998. During 1997, the Partnership recognized income from the operations of five properties and recognized a gain on the sale of the Ammendale Technology Park - Phase II office buildings. These were the primary reasons the Partnership recognized net income for the quarter ended March 31, 1997. Further discussion of the Partnership's operations are summarized below.

1998 Compared to 1997
---------------------

Discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

During 1997, the Partnership sold the Ammendale Technology Park - Phase II office buildings, the Belmont Apartments, the Erindale Centre Shopping Center, the Bingham Farms Office Plaza - Phase IV and the Arborland Consumer Mall. As a result, rental income, service income, depreciation, amortization of deferred expenses, property operating expenses, real estate taxes, and property management fees ceased during 1997.

Higher average cash balances were available for investment during 1997 due to proceeds received in connection with the 1996 and February 1997 property sales prior to distribution to Limited Partners in January 1997 and April 1997. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

During 1998, the Partnership paid other expense of $3,600 related to the Erindale Centre Shopping Center, as discussed below.

During 1997, the Partnership incurred higher accounting, portfolio management and legal fees which was the primary reason administrative expenses decreased during 1998 as compared to 1997.

The Partnership sold the Ammendale Technology Park - Phase II office buildings in February 1997, and recognized a gain of $770,345 in connection with the property sale.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $5,570,000 as of March 31, 1998 when compared to December 31, 1997 primarily due to the distribution made to Tax-exempt Limited Partners in January 1998 consisting primarily of proceeds received in connection with the October 1997 sale of the Arborland Consumer Mall. Operating activities generated cash of approximately $74,000 and consisted of the collection of certain operating accounts receivable and interest income earned on short-term investments, which were partially offset by the payment of administrative expenses. Financing activities consisted of a distribution to the Partners of approximately $5,644,000. In April 1998, the Partnership made a distribution to Taxable Limited Partners of approximately $14,000, as discussed below.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining five properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

The Partnership sold the Arborland Consumer Mall in October 1997. In connection with the sale, $109,526 related to tenant reimbursements was placed in escrow at closing and will be held in escrow until such time as payment of these reimbursements are received from the tenants in 1998.

The Partnership sold the Erindale Centre Shopping Center in August 1997. In connection with the sale, $25,000 of the sale proceeds was placed in escrow at closing until the settlement of a dispute with a vendor at the property was reached. In March 1998, the Partnership paid $3,600 to the vendor in settlement of the dispute. In April 1998, the $25,000 escrow was released to the Partnership in full.

In April 1998, the Partnership made a distribution of $13,756 ($0.28 per

Taxable Interest) to the holders of Taxable Limited Partnership Interests. This amount represents a distribution of remaining available Net Cash Receipts reserves. In April 1998, the Partnership also paid $1,146 to the General Partner as its distributive share of Net Cash Receipts distributed in April 1998 and made a contribution to the Repurchase Fund of $382.

Including the April 1998 distribution, Limited Partners have received Net Cash Receipts distributions of $103.98 per $250 Taxable Interest and $138.36 per Tax-exempt Interest, and Net Cash Proceeds of $159.97 per $250 Tax-exempt Interest. Distributions to Tax-exempt Limited Partners total $298.33 per Interest. In accordance with the Partnership Agreement, Net Cash Proceeds from property sales have been allocated to the Tax-exempt Limited Partners. Taxable and Tax-exempt Limited Partners received quarterly distributions from Net Cash Receipts. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed in accordance with the Partnership Agreement. Taxable Limited Partners will not receive aggregate distributions from the Partnership equal to their original investment. However, Taxable Limited Partners will receive a distribution from amounts allocated to the Repurchase Fund.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of March 31, 1998, there were 19,585 Interests and cash of $2,768,421 in the Repurchase Fund.

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1998 is attached hereto.

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

                        BALCOR EQUITY PENSION INVESTORS-III
                        A REAL ESTATE LIMITED PARTNERSHIP

                        By:/s/Thomas E. Meador
                             ---------------------------------
                              Thomas E. Meador
                              President and Chief Executive Officer (Principal Executive Officer) of Balcor Equity Partners - III, the General Partner

                        By:/s/Jayne A. Kosik
                             -----------------------------------
                              Jayne A. Kosik
                              Senior Managing Director and Chief Financial
                              Officer (Principal Accounting Officer) of Balcor Equity Partners - III, the General Partner



Date: May 12, 1998
      -----------------