Form 10-Q
period 1998-06-30
BALCOR EQUITY PENSION INVESTORS III
filed 1998-08-13
CIK 768605

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                               1998             1997
                                           --------------   --------------
Cash and cash equivalents                  $   3,020,357    $   8,638,754
Accounts and accrued interest receivable           8,215          172,396
Escrow deposits - restricted                     109,526          134,526
                                           --------------   --------------
                                           $   3,138,098    $   8,945,676
                                           ==============   ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      11,167    $      44,712
Due to affiliates                                 77,169           44,149
                                           --------------   --------------
    Total liabilities                             88,336           88,861
                                           --------------   --------------

Commitments and contingencies

Limited Partners' capital (683,204
  Interests issued and outstanding)            3,647,068        9,423,550
General Partner's deficit                       (597,306)        (566,735)
                                           --------------   --------------
    Total partners' capital                    3,049,762        8,856,815
                                           --------------   --------------
                                           $   3,138,098    $   8,945,676
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)


                                               1998             1997
                                           --------------   --------------
Income:
  Rental                                                    $   3,572,533
  Service                                                       1,029,888
  Interest on short-term investments       $      95,407          279,102
                                           --------------   --------------
    Total income                                  95,407        4,881,523
                                           --------------   --------------
Expenses:
  Depreciation                                                    882,075
  Amortization of deferred expenses                                62,429
  Property operating                                            1,724,504
  Real estate taxes                                               557,852
  Property management fees                                        212,005
  Administrative                                 239,611          533,988
  Other expense                                    3,600
  Provision for investment property
    writedown                                                     605,157
                                           --------------   --------------
    Total expenses                               243,211        4,578,010
                                           --------------   --------------
(Loss) income before gain on sales of
  properties and seller's participation in
  joint venture                                 (147,804)         303,513
Gain on sales of properties                                       770,345
Seller's participation in income from
  joint venture                                                  (162,500)
                                           --------------   --------------
Net (loss) income                          $    (147,804)   $     911,358
                                           ==============   ==============
Net (loss) income allocated to General
  Partner                                  $      (2,976)   $     344,941
                                           ==============   ==============
Net (loss) income allocated to Limited
  Partners                                 $    (144,828)   $     566,417
                                           ==============   ==============
Net (loss) income per Limited Partnership
  Interest (683,204 issued and outstanding)
  - Basic and Diluted                      $       (0.21)   $        0.83
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                               1998             1997
                                           --------------   --------------

Distributions to General Partner           $      27,595    $     534,673
                                           ==============   ==============
Distributions to Limited Partners          $   5,631,654    $  38,284,396
                                           ==============   ==============
Distributions per Limited Partnership
  Interest:
    Taxable                                $        0.28    $        5.40
                                           ==============   ==============
    Tax-Exempt                             $        8.86    $       59.96
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)

                                                1998             1997
                                           --------------   --------------
Income:
  Rental                                                    $   1,792,423
  Service                                                         422,888
  Interest on short-term investments       $      37,761           71,004
                                           --------------   --------------
    Total income                                  37,761        2,286,315
                                           --------------   --------------
Expenses:
  Depreciation                                                    434,887
  Amortization of deferred expenses                                15,915
  Property operating                                              696,239
  Real estate taxes                                               275,245
  Property management fees                                        105,917
  Administrative                                 101,611          312,087
  Provision for investment property
    writedown                                                     605,157
                                           --------------   --------------
    Total expenses                               101,611        2,445,447
                                           --------------   --------------
(Loss) income before seller's participation
  in joint venture                               (63,850)        (159,132)
Seller's participation in income from
  joint venture                                                  (162,500)
                                           --------------   --------------
Net (loss) income                          $     (63,850)   $    (321,632)
                                           ==============   ==============
Net income allocated to General Partner            None     $     246,540
                                           ==============   ==============
Net (loss) income allocated to Limited
  Partners                                 $     (63,850)   $    (568,172)
                                           ==============   ==============
Net (loss) income per Limited Partnership
  Interest (683,204 issued and outstanding)
  - Basic and Diluted                      $       (0.09)   $       (0.83)
                                           ==============   ==============
Distribution to General Partner            $       1,528    $     257,304
                                           ==============   ==============
Distribution to Limited Partners           $      13,756    $  11,832,749
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                1998             1997
                                           --------------   --------------
Distribution per Limited Partnership
  Interest:
    Taxable                                $        0.28    $        2.60
                                           ==============   ==============
    Tax-Exempt                                     None     $       18.46
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                               1998             1997
                                           --------------   --------------
Operating activities:
  Net (loss) income                        $    (147,804)   $     911,358
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
      Gain on sales of properties                                (770,345)
      Seller's participation in income from
        joint venture                                             162,500
      Depreciation of properties                                  882,075
      Amortization of deferred expenses                            62,429
      Provision for investment property
        writedown                                                 605,157
      Net change in:
        Accounts and accrued interest
          receivable                             164,181           16,520
        Escrow deposits - restricted              25,000
        Prepaid expenses                                          451,080
        Accounts payable                         (33,545)        (188,048)
        Due to affiliates                         33,020           32,514
        Accrued liabilities                                       (53,319)
        Security deposits                                         (29,463)
                                           --------------   --------------
  Net cash provided by operating activities       40,852        2,082,458
                                           --------------   --------------
Investing activities:
  Proceeds from sales of properties                             5,768,000
  Payment of selling costs                                       (289,417)
  Payment of leasing costs                                     (1,018,942)
  Distributions from joint ventures
    with affiliates                                               220,882
  Capital contribution to joint venture
    with affiliate                                                (39,705)
                                                            --------------
  Net cash provided by investing activities                     4,640,818
                                                            --------------

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                               1998             1997
                                           --------------   --------------
Financing activities:
  Distributions to Limited Partners           (5,631,654)     (38,284,396)
  Distributions to General Partner               (27,595)        (534,673)
  Distribution to joint venture
    partner - seller                                             (162,500)
                                           --------------   --------------
  Cash used in financing activities           (5,659,249)     (38,981,569)
                                           --------------   --------------

Net change in cash and cash equivalents       (5,618,397)     (32,258,293)
Cash and cash equivalents at beginning
  of period                                    8,638,754       35,523,271
                                           --------------   --------------

Cash and cash equivalents at end of period $   3,020,357    $   3,264,978
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, the capital accounts of the General Partner and the Limited Partners have been adjusted to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining five properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 26,758       $ 12,324   $ 77,169

4. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal, which is pending. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-III A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $170,801,000 through the sale of Limited Partnership Interests. The Partnership funded four first mortgage loans, two of which were jointly funded with affiliates, and acquired five real property investments and a minority joint venture interest with an affiliate in another real property investment. As of June 30, 1998, the Partnership has no loans outstanding or properties remaining in its portfolio.

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

Operations
----------
Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments during the six months and quarter ended June 30, 1998. As a result, the Partnership recognized a net loss for the six months and quarter ended June 30, 1998. During 1997, the Partnership recognized income from the operations of five properties and recognized a gain on the sale of the Ammendale Technology Park - Phase II office buildings, which were sold in February 1997. During the quarter ended June 30, 1997, the Partnership recognized a provision for investment property writedown related to the Bingham Farms Office Plaza - Phase IV. As a result of these events, the Partnership recognized net income during the six months ended June 30, 1997 and a net loss during the quarter ended June 30, 1997. Further discussion of the Partnership's operations are summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

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

During the six months ended June 30, 1998, the Partnership recognized other expense of $3,600 related to the settlement of a dispute with a vendor at the Erindale Centre Shopping Center.

The Partnership incurred lower accounting, bank, portfolio management, legal and other professional fees during 1998 as compared to 1997 resulting in a decrease in administrative expenses during 1998 as compared to 1997.

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of its properties. Determinations of fair value were made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represented estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During 1997, the Partnership recognized a provision for investment property writedown of $605,157 related to the Bingham Farms Office Plaza - Phase IV based on the property's sales price less closing costs.

The Partnership sold the Ammendale Technology Park - Phase II office buildings in February 1997, and recognized a gain of $770,345 in connection with the property sale.

The Arborland Consumer Mall was owned by a joint venture between the Partnership and the seller prior to its sale in October 1997. The seller received a cash flow distribution during the second quarter of 1997 pursuant to the joint venture agreement. The amount was recognized as seller's participation in income from joint venture in 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $5,618,000 as of June 30, 1998 when compared to December 31, 1997 primarily due to the distribution made to Tax-exempt Limited Partners in January 1998 consisting primarily of proceeds received in connection with the October 1997 sale of the Arborland Consumer Mall. Operating activities generated cash of approximately $41,000 consisting of the collection of certain operating accounts receivable and restricted escrow deposits and interest income earned on short-term investments, which were partially offset by the payment of administrative expenses. Financing activities consisted of distributions to the Partners of approximately $5,659,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining five properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

To date, Limited Partners have received Net Cash Receipts distributions of $103.98 per $250 Taxable Interest and $138.36 per Tax-exempt Interest, and Net Cash Proceeds of $159.97 per $250 Tax-exempt Interest. Distributions to Tax-exempt Limited Partners total $298.33 per Interest. Taxable Limited Partners will not receive aggregate distributions from the Partnership equal to their original investment. However, Taxable Limited Partners will receive a distribution from amounts allocated to the Repurchase Fund. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed in accordance with the Partnership Agreement. Amounts allocated to the Repurchase Fund will also be distributed at that time.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of June 30, 1998, there were 19,585 Interests and cash of $2,770,137 in the Repurchase Fund.

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

(b) (i) Agreement of Sale and attachment thereto relating to the sale of Bingham Farms Office Plaza - Phase IV, Bingham Farms, Michigan, previously filed as Exhibit (10)(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(b) (ii) First Letter Amendment to Agreement of Sale relating to the sale of Bingham Farms Office Plaza - Phase IV, Bingham Farms, Michigan, previously filed as Exhibit (99)(b)(i) to the Registrant's Current Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(b) (iii) Second Amendment to Agreement of Sale relating to the sale of Bingham Farms Office Plaza - Phase IV, Bingham Farms, Michigan, previously filed as Exhibit (99)(b)(ii) to the Registrant's Current Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(c) Agreement of Sale and attachment thereto relating to the sale of Belmont Apartments, Renton, Washington, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated May 16, 1997, is incorporated herein by reference.

(d)(i) Agreement of Sale and attachment thereto relating to the sale of the Erindale Centre Shopping Center, Colorado Springs, Colorado, previously filed as Exhibit (2)(i) to the Registrant's Current Report on Form 8-K dated June 2, 1997, is incorporated herein by reference.

(d)(ii) First Amendment to Agreement of Sale relating to the sale of the Erindale Centre Shopping Center, Colorado Springs, Colorado, previously filed as Exhibit (2)(ii) to the Registrant's Current Report on Form 8-K dated June 2, 1997, is incorporated herein by reference.

(d)(iii) Second Amendment to Agreement of Sale relating to the sale of the Erindale Centre Shopping Center, Colorado Springs, Colorado, previously filed as Exhibit (99)(a) to the Registrant's Current Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(e)(i) Agreement of Sale and attachment thereto relating to the sale of Arborland Consumer Mall, Ann Arbor, Michigan, previously filed as Exhibit
(2)(a) to the Registrant's Current Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(e)(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Arborland Consumer Mall, Ann Arbor, Michigan, previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six months ended June 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended June 30, 1998.

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



Date: August 13, 1998
      -----------------