Form 10-Q
period 1998-09-30
BALCOR EQUITY PENSION INVESTORS III
filed 1998-11-12
CIK 768605

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                1998             1997
                                           --------------   --------------
Cash and cash equivalents                  $   2,994,307    $   8,638,754
Accounts and accrued interest receivable          28,830          172,396
Escrow deposits - restricted                     109,526          134,526
                                           --------------   --------------
                                           $   3,132,663    $   8,945,676
                                           ==============   ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      15,919    $      44,712
Due to affiliates                                 74,367           44,149
                                           --------------   --------------
    Total liabilities                             90,286           88,861
                                           --------------   --------------

Commitments and contingencies

Limited Partners' capital (683,204
  Interests issued and outstanding)            3,639,683        9,423,550
General Partner's deficit                       (597,306)        (566,735)
                                           --------------   --------------
    Total partners' capital                    3,042,377        8,856,815
                                           --------------   --------------
                                           $   3,132,663    $   8,945,676
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)

                                               1998             1997
                                           --------------   --------------
Income:
  Rental                                                    $   4,308,283
  Service                                                       1,454,893
  Interest on short-term investments       $     139,642          646,656
  Other income                                    12,457
                                           --------------   --------------
    Total income                                 152,099        6,409,832
                                           --------------   --------------
Expenses:
  Depreciation                                                  1,125,335
  Amortization of deferred expenses                               131,377
  Property operating                                            2,343,944
  Real estate taxes                                               692,432
  Property management fees                                        267,709
  Administrative                                 303,688          710,085
  Other expense                                    3,600
  Provision for investment property
    writedowns                                                  2,255,673
                                           --------------   --------------
    Total expenses                               307,288        7,526,555
                                           --------------   --------------
Loss before gain on sales of properties
  and seller's participation in joint
  venture                                       (155,189)      (1,116,723)
Gain on sales of properties                                     6,086,360
Seller's participation in income from
  joint venture                                                  (162,500)
                                           --------------   --------------
Net (loss) income                          $    (155,189)   $   4,807,137
                                           ==============   ==============
Net (loss) income allocated to General
  Partner                                  $      (2,976)   $     627,675
                                           ==============   ==============
Net (loss) income allocated to Limited
  Partners                                 $    (152,213)   $   4,179,462
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                               1998             1997
                                           --------------   --------------

Net (loss) income per Limited Partnership
  Interest (683,204 issued and outstanding)
  - Basic and Diluted                      $       (0.22)   $        6.12
                                           ==============   ==============
Distributions to General Partner           $      27,595    $     584,605
                                           ==============   ==============
Distributions to Limited Partners          $   5,631,654    $  38,733,791
                                           ==============   ==============
Distributions per Limited Partnership
  Interest:
    Taxable                                $        0.28    $        5.90
                                           ==============   ==============
    Tax-Exempt                             $        8.86    $       60.63
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (Unaudited)

                                                1998             1997
                                           --------------   --------------
Income:
  Rental                                                    $     735,750
  Service                                                         425,005
  Interest on short-term investments       $      44,235          367,554
  Other income                                    12,457
                                           --------------   --------------
    Total income                                  56,692        1,528,309
                                           --------------   --------------
Expenses:
  Depreciation                                                    243,260
  Amortization of deferred expenses                                68,948
  Property operating                                              619,440
  Real estate taxes                                               134,580
  Property management fees                                         55,704
  Administrative                                  64,077          176,097
  Provision for investment property
    writedown                                                   1,650,516
                                           --------------   --------------
    Total expenses                                64,077        2,948,545
                                           --------------   --------------
Loss before gain on sales of properties           (7,385)      (1,420,236)

Gain on sales of properties                                     5,316,015
                                           --------------   --------------
Net (loss) income                          $      (7,385)   $   3,895,779
                                           ==============   ==============
Net income allocated to General Partner            None     $     282,734
                                           ==============   ==============
Net (loss) income allocated to Limited
  Partners                                 $      (7,385)   $   3,613,045
                                           ==============   ==============
Net (loss) income per Limited Partnership
  Interest (683,204 issued and outstanding)
  - Basic and Diluted                      $       (0.01)   $        5.29
                                           ==============   ==============
Distribution to General Partner                    None     $      49,932
                                           ==============   ==============
Distribution to Limited Partners                   None     $     449,395
                                           ==============   ==============
Distribution per Limited Partnership
  Interest:
    Taxable                                        None     $        0.50
                                           ==============   ==============
    Tax-Exempt                                     None     $        0.67
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)

                                                1998             1997
                                           --------------   --------------
Operating activities:
  Net (loss) income                        $    (155,189)   $   4,807,137
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
      Gain on sales of properties                              (6,086,360)
      Seller's participation in income from
        joint venture                                             162,500
      Depreciation of properties                                1,125,335
      Amortization of deferred expenses                           131,377
      Provision for investment property
        writedown                                               2,255,673
      Net change in:
        Accounts and accrued interest
          receivable                             143,566         (314,818)
        Escrow deposits - restricted              25,000
        Prepaid expenses                                          290,371
        Accounts payable                         (28,793)        (214,114)
        Due to affiliates                         30,218            9,160
        Accrued liabilities                                      (106,625)
        Security deposits                                        (156,209)
                                           --------------   --------------
  Net cash provided by operating activities       14,802        1,903,427
                                           --------------   --------------
Investing activities:
  Proceeds from sales of properties                            32,412,530
  Payment of selling costs                                     (1,175,271)
  Payment of leasing costs                                     (1,018,942)
  Distributions from joint ventures
    with affiliates                                             2,112,148
  Capital contribution to joint venture
    with affiliate                                                (39,705)
                                                            --------------
  Net cash provided by investing activities                    32,290,760
                                                            --------------

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                                1998             1997
                                           --------------   --------------
Financing activities:
  Distributions to Limited Partners           (5,631,654)     (38,733,791)
  Distributions to General Partner               (27,595)        (584,605)
  Distribution to joint venture
    partner - seller                                             (162,500)
                                           --------------   --------------
  Cash used in financing activities           (5,659,249)     (39,480,896)
                                           --------------   --------------

Net change in cash and cash equivalents       (5,644,447)      (5,286,709)
Cash and cash equivalents at beginning
  of period                                    8,638,754       35,523,271
                                           --------------   --------------

Cash and cash equivalents at end of period $   2,994,307    $  30,236,562
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

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining five properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1998 are:

                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 51,997       $ 25,239   $ 74,367

4. Other Income:

The Perimeter 400 Office Building, which was owned by a joint venture consisting of the Partnership and three affiliates, was sold in December 1996. During October 1998, the Partnership received $12,457 representing its share of a refund of 1996 real estate taxes which had been under appeal. This amount has been recognized as other income for financial statement purposes during the third quarter of 1998.

5. Contingency:

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

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-III A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $170,801,000 through the sale of Limited Partnership Interests. The Partnership funded four first mortgage loans, two of which were jointly funded with affiliates, and acquired five real property investments and a minority joint venture interest with an affiliate in another real property investment. As of September 30, 1998, the Partnership has no loans outstanding or properties remaining in its portfolio.

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

Operations
----------
Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments during the nine months and quarter ended September 30, 1998. As a result, the Partnership recognized a net loss for the nine months and quarter ended September 30, 1998. During 1997, the Partnership recognized income from the operations of five properties and recognized gains from the sale of three of these properties. The Partnership also recognized provisions for investment property writedowns related to the Bingham Farms Office Plaza - Phase IV and the Arborland Consumer Mall during 1997. The net effect of these events resulted in the Partnership recognizing net income during the nine months and quarter ended September 30, 1997. Further discussion of the Partnership's operations are summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

During 1997, the Partnership sold the Ammendale Technology Park - Phase II office buildings, the Belmont Apartments, the Erindale Centre Shopping Center, the Bingham Farms Office Plaza - Phase IV and the Arborland Consumer Mall. As a result, rental income, service income, depreciation, amortization of deferred expenses, property operating expenses, real estate taxes and property management fees ceased during 1997.

Higher average cash balances were available for investment during 1997 due to proceeds received in connection with 1996 and 1997 property sales prior to distribution to Limited Partners in 1997 and January 1998. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

The Perimeter 400 Office Building, which was owned by a joint venture consisting of the Partnership and three affiliates, was sold in December 1996. During October 1998, the Partnership received $12,457 representing its share of a refund of 1996 real estate taxes which had been under appeal.

During March 1998, the Partnership recognized other expense of $3,600 related to the settlement of a dispute with a vendor at the Erindale Centre Shopping Center.

The Partnership incurred lower accounting, bank, portfolio management, legal and professional fees and postage costs during 1998 as compared to 1997 resulting in a decrease in administrative expenses during 1998 as compared to 1997.

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

The Arborland Consumer Mall was owned by a joint venture between the Partnership and the seller prior to its sale in October 1997. The seller received a cash flow distribution during the second quarter of 1997 of $162,500 pursuant to the joint venture agreement. The amount was recognized as seller's participation in income from joint venture in 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $5,644,000 as of September 30, 1998 when compared to December 31, 1997 primarily due to the distribution made to Tax-exempt Limited Partners in January 1998 consisting primarily of proceeds received in connection with the October 1997 sale of the Arborland Consumer Mall. Operating activities generated cash of approximately $15,000 consisting of the collection of certain operating accounts receivable and restricted escrow deposits and interest income earned on short-term investments, which were partially offset by the payment of administrative expenses. Financing activities consisted of distributions to the Partners of approximately $5,659,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining five properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

The Partnership sold the Arborland Consumer Mall in October 1997. In connection with the sale, $109,526 related to tenant reimbursements was placed in escrow at closing and will be held in escrow until such time as payment of these reimbursements are received from the tenants.

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

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of September 30, 1998, there were 19,585 Interests and cash of $2,770,137 in the Repurchase Fund.

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

(27) Financial Data Schedule of the Registrant for the nine months ended September 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended September 30, 1998.

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


Date: November 12, 1998
      -----------------