Form 10-K
period 1998-12-31
BALCOR EQUITY PENSION INVESTORS III
filed 1999-03-31
CIK 768605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its final real estate investment in October 1997. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as to establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

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

Item 2. Properties
------------------

As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

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

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois. Oral arguments before the Appellate Court were held on March 18, 1998. On November 12, 1998, the Appellate Court issued an opinion affirming the Chancery Court's dismissal of the case. On December 3, 1998, the plaintiffs filed a notice of intent to appeal the Appellate Court's ruling to the Illinois Supreme Court.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

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

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 29,913.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    -----------------------------------------------------------
                       1998        1997        1996        1995        1994
                    ----------  ----------  ----------  ----------  -----------
Total income         $192,068   $6,589,569 $20,284,354 $17,804,510  $16,938,456
Provision for
  investment
  property
  writedown              None    2,255,673   3,777,000        None         None
(Loss) income
  before gain on
  on sales of proper-
  ties and seller's
  participation
  in joint venture   (219,466)  (1,672,693)  6,033,505   6,150,471    4,820,354
Net (loss) income    (219,466)   4,251,167  20,642,345   6,150,471    4,820,354
Net (loss) income
  per Limited
  Partnership
  Interest-
  Basic and Diluted     (0.32)        5.32       29.23        7.63         5.88
Total assets        3,079,469    8,945,676  71,472,288 103,241,269  105,268,922
Distributions per
  Taxable Limited
  Partnership
  Interest (A)           0.28         5.90       16.35        7.90         7.00
Distributions per
  Tax-exempt
  Limited
  Partnership
  Interest (A)           8.86       102.83       78.24       10.51         9.32

(A) These amounts include distributions of original capital of $8.49, $94.98 and $56.50 per Tax-exempt Limited Partnership Interest during 1998, 1997 and

1996, respectively. No distributions of original capital were paid to Taxable Limited Partners during the last five years.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Equity Pension Investors - III A Real Estate Limited Partnership (the "Partnership") sold two properties and the three properties in which it held minority joint venture interests in 1996 and sold its remaining five properties in 1997. The Partnership recognized net gains from these property sales in each of 1997 and 1996. During 1998, administrative expenses were higher than interest income earned on short-term investments. As a result, the Partnership recognized a net loss for 1998 as compared to net income in 1997. Primarily as a result of lower net gains resulting from the property sales in 1997 as compared to 1996 and lower income from property operations in 1997 due to the property sales, net income decreased during 1997 as compared to 1996. The Partnership also recognized provisions for investment property writedowns in each of 1997 and 1996. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

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

The Perimeter 400 Office Building, which was owned by a joint venture consisting of the Partnership and three affiliates, was sold in December 1996. During 1998, the Partnership received $12,457 representing its share of a refund of 1996 real estate taxes which had been under appeal. This amount was recognized as other income during 1998. The Partnership recognized other income of $7,753 during 1997 in connection with partial refunds of prior years' insurance premiums relating to the Partnership's properties.

The Partnership incurred lower accounting, data processing, portfolio management, legal and professional fees, bank charges and postage costs during 1998 as compared to 1997 resulting in a decrease in administrative expenses during 1998 as compared to 1997.

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

The Arborland Consumer Mall was owned by a joint venture between the Partnership and the seller prior to its sale in October 1997. The seller received a cash flow distribution of $162,500 during 1997 pursuant to the joint venture agreement. The amount was recognized as seller's participation in income from joint venture in 1997.

1997 Compared to 1996
---------------------

In addition to the 1997 property sales, the Partnership sold the Westlake Meadows and Green Trails apartment complexes during 1996. As a result, rental income, service income, depreciation, property operating expenses, real estate taxes and property management fees decreased during 1997 when compared to 1996.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $5,677,000 as of December 31, 1998 when compared to December 31, 1997 primarily due to the distribution made to Tax-exempt Limited Partners in January 1998 consisting primarily of proceeds received in connection with the October 1997 sale of the Arborland Consumer Mall. Operating activities used cash of approximately $18,000 consisting of the payment of administrative expenses which was partially offset by the collection of certain operating accounts receivable, the collection of an escrow deposit relating to the Erindale Centre Shopping Center and interest income earned on short-term investments. Financing activities consisted of distributions to the Partners of approximately $5,659,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in October 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

The Partnership sold the Arborland Consumer Mall in October 1997. In connection with the sale, $109,526 related to tenant reimbursements was placed in escrow at closing and will be held in escrow until such time as payment of these reimbursements are received from the tenants. The Partnership expects to receive the full amount of the escrow.

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

The Partnership made distributions totaling $0.28, $5.90 and $16.35 per Taxable Interest and $8.86, $102.83 and $78.24 per Tax-exempt Interest in 1998, 1997 and 1996, respectively. Distributions to Taxable Limited Partners were comprised of Net Cash Receipts in all three years. Distributions to Tax-exempt Limited Partners were comprised of $0.37 of Net Cash Receipts and $8.49 of Net Cash Proceeds in 1998, $7.85 of Net Cash Receipts and $94.98 of Net Cash Proceeds in 1997 and $21.74 of Net Cash Receipts and $56.50 of Net Cash Proceeds in 1996.

Limited Partners have received Net Cash Receipts distributions of $103.98 per $250 Taxable Interest and $138.36 per $250 Tax-exempt Interest, and Net Cash Proceeds of $159.97 per $250 Tax-exempt Interest. Distributions to Tax-exempt Limited Partners total $298.33 per $250 Interest. In accordance with the Partnership Agreement, Net Cash Proceeds from property sales were distributed to the Tax-exempt Limited Partners. Taxable and Tax-exempt Limited Partners received quarterly distributions from Net Cash Receipts. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed in accordance with the Partnership Agreement. Amounts allocated to the Repurchase Fund will also be distributed at that time. Taxable Limited Partners will not receive aggregate distributions from the Partnership equal to their original investment. However, Taxable Limited Partners will receive a distribution from amounts allocated to the Repurchase Fund.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1998, there were 19,585 Interests and cash of $2,770,137 in the Repurchase Fund.

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Tax-exempt Limited Partners in 1996 and 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1998          December 31, 1997
                      -----------------------    -----------------------
                      Financial        Tax        Financial       Tax
                      Statements     Returns      Statements    Returns
                     -----------  -----------     -----------  -----------
Total assets         $ 3,079,469  $20,001,621     $ 8,945,676  $26,018,174
Partners' (deficit)
  capital accounts:
    General Partner     (597,306)  (3,367,443)       (566,735)  (3,328,530)
    Limited Partners   3,575,406   23,267,694       9,423,550   29,281,653
Net (loss) income:
    General Partner       (2,976)     (11,318)        615,824   (2,634,615)
    Limited Partners    (216,490)    (382,305)      3,635,343  (18,817,276)
    Per Limited Part-
      nership Interest     (0.32)(A)         (B)         5.32(A)          (B)

(A) Amount represents basic and diluted net income per Limited Partnership Interest.

(B) The net (loss) income is ($0.62) per Tax-exempt Interest and $0.17 per Taxable Interest for 1998 and ($34.66) per Tax-exempt Interest and $64.30 per Taxable Interest for 1997.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners - III, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                                   OFFICERS

Chairman, President and Chief             Thomas E. Meador
   Executive Officer
Senior Vice President                     Alexander J. Darragh
Senior Managing Director, Chief           Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman,
President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also a Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 10 of Notes to Financial Statements for the information relating to transactions with affiliates.

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
Partnership       Place           Limited
Interests         Greenville,     Partnership
                  South           Interests
                  Carolina


While Walton Street Capital Acquisition Co. II, L.C.C. and Beattie Place individually each own less than 5% of the Interests, for purposes of this Item 12, Walton Street Capital Acquisition Co. II, L.C.C. is an affiliate of Beattie Place and, collectively, they own 6.99% of the Interests.

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

Relatives of the officers and affiliates of the partners of the General Partner do not own any additional interests.

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 1,064 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(10) Material Contracts:

(a) (i) Agreement of Sale and attachment thereto relating to the sale of Bingham Farms Office Plaza - Phase IV, Bingham Farms, Michigan, previously filed as Exhibit (10)(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(a) (ii) First Letter Amendment to Agreement of Sale relating to the sale of Bingham Farms Office Plaza - Phase IV, Bingham Farms, Michigan, previously filed as Exhibit (99)(b)(i) to the Registrant's Current Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(a) (iii) Second Amendment to Agreement of Sale relating to the sale of Bingham Farms Office Plaza - Phase IV, Bingham Farms, Michigan, previously filed as Exhibit (99)(b)(ii) to the Registrant's Current Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(b) Agreement of Sale and attachment thereto relating to the sale of Belmont Apartments, Renton, Washington, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated May 16, 1997, is incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of the Erindale Centre Shopping Center, Colorado Springs, Colorado, previously filed as Exhibit (2)(i) to the Registrant's Current Report on Form 8-K dated June 2, 1997, is incorporated herein by reference.

(c)(ii) First Amendment to Agreement of Sale relating to the sale of the Erindale Centre Shopping Center, Colorado Springs, Colorado, previously filed as Exhibit (2)(ii) to the Registrant's Current Report on Form 8-K dated June 2, 1997, is incorporated herein by reference.

(c)(iii) Second Amendment to Agreement of Sale relating to the sale of the Erindale Centre Shopping Center, Colorado Springs, Colorado, previously filed as Exhibit (99)(a) to the Registrant's Current Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(d)(i) Agreement of Sale and attachment thereto relating to the sale of Arborland Consumer Mall, Ann Arbor, Michigan, previously filed as Exhibit
(2)(a) to the Registrant's Current Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(d)(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Arborland Consumer Mall, Ann Arbor, Michigan, previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(27)Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PENSION INVESTORS-III
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/ Jayne A. Kosik
                             --------------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal
                             Accounting and Financial Officer)
                             of Balcor Equity Partners-III,
                             the General Partner

Date: March 31, 1999
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------    -------------------------------     ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
/s/ Thomas E. Meador     Partners-III, the General Partner  March 31, 1999
--------------------                                        --------------
    Thomas E. Meador

                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Equity Partners-III,
/s/ Jayne A. Kosik       the General Partner                March 31, 1999
--------------------                                        --------------
    Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital, for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements


Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Equity Pension Investors-III
A Real Estate Limited Partnership:

In our opinion, the accompanying balance sheets and the related statements of partners' capital, of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-III A Real Estate Limited Partnership (An Illinois Limited Partnership, the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 12 to the financial statements, the Partnership intends to cease operations and dissolve.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 24, 1999

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                    ASSETS

                                                 1998            1997
                                            --------------  --------------
Cash and cash equivalents                   $   2,961,482   $   8,638,754
Accounts and accrued interest receivable            8,461         172,396
Escrow deposits - restricted                      109,526         134,526
                                            --------------  --------------
                                            $   3,079,469   $   8,945,676
                                            ==============  ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      47,555   $      44,712
Due to affiliates                                  53,814          44,149
                                            --------------  --------------
    Total liabilities                             101,369          88,861
                                            --------------  --------------

Commitments and Contingencies

Limited Partners' capital (683,204
  Interests issued and outstanding)             3,575,406       9,423,550
General Partner's deficit                        (597,306)       (566,735)
                                            --------------  --------------
    Total partners' capital                     2,978,100       8,856,815
                                            --------------  --------------
                                            $   3,079,469   $   8,945,676
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1998, 1997 and 1996

                                 Partners' Capital (Deficit) Accounts
                            --------------- -------------- ---------------
                                                General         Limited
                                  Total         Partner        Partners
                            --------------- -------------- ---------------
Balance at December 31,1995 $  102,073,773  $     352,981  $  101,720,792

Cash distributions to:
  Limited Partners (A)         (50,413,243)                   (50,413,243)
  General Partner               (1,620,895)    (1,620,895)

Net income for the year
  ended December 31, 1996       20,642,345        669,960      19,972,385
                            --------------- -------------- ---------------
Balance at December 31,1996     70,681,980       (597,954)     71,279,934

Cash distributions to:
  Limited Partners (A)         (65,491,727)                   (65,491,727)
  General Partner                 (584,605)      (584,605)

Net income for the year
  ended December 31, 1997        4,251,167        615,824       3,635,343
                            --------------- -------------- ---------------
Balance at December 31,1997      8,856,815       (566,735)      9,423,550

Cash distributions to:
  Limited Partners (A)          (5,631,654)                    (5,631,654)
  General Partner                  (27,595)       (27,595)

Net loss for the year
  ended December 31, 1998         (219,466)        (2,976)       (216,490)
                            --------------- -------------- ---------------
Balance at December 31,1998 $    2,978,100  $    (597,306) $    3,575,406
                            =============== ============== ===============

(A)  Summary of cash distributions paid per Interest:

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1998, 1997 and 1996
                                (Continued)


                                  1998            1997           1996
                            --------------- -------------- ---------------
Taxable
-------------
First Quarter                         None  $        2.80  $         1.75
Second Quarter              $         0.28           2.60            2.80
Third Quarter                         None           0.50            2.80
Fourth Quarter                        None           None            9.00


Tax-Exempt
-------------
First Quarter                         8.86          41.50            2.33
Second Quarter                        None          18.46            3.72
Third Quarter                         None           0.67            3.72
Fourth Quarter                        None          42.20           68.47


The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996


                                 1998            1997           1996
                            --------------- -------------- ---------------
Income:
  Rental                                    $   4,268,955  $   10,311,282
  Service                                       1,481,271       2,290,095
  Participation in income
    of joint ventures
    with affiliates                                             6,501,382
  Interest on short-term
    investments             $      179,611        831,590       1,181,595
  Other income                      12,457          7,753
                            ----------------------------------------------
    Total income                   192,068      6,589,569      20,284,354
                            ----------------------------------------------

Expenses:
  Depreciation                                  1,141,476       2,487,264
  Amortization of deferred
    expenses                                      131,377          73,059
  Property operating                            2,639,204       4,961,218
  Real estate taxes                               999,035       1,379,433
  Property management fees                        264,904         585,864
  Administrative                   411,534        830,593         987,011
  Provisions for investment
    property writedowns                         2,255,673       3,777,000
                            ----------------------------------------------
    Total expenses                 411,534      8,262,262      14,250,849
                            ----------------------------------------------
(Loss) income before gain on
   sales of properties and
   seller's participation
   in joint venture               (219,466)    (1,672,693)      6,033,505
Gain on sales of properties                     6,086,360      14,608,840
Seller's participation in
  income from joint venture                      (162,500)
                            --------------- -------------- ---------------
Net (loss) income           $     (219,466) $   4,251,167  $   20,642,345
                            =============== ============== ===============
Net (loss) income allocated
  to General Partner        $       (2,976) $     615,824  $      669,960
                            =============== ============== ===============
Net (loss) income allocated
  to Limited Partners       $     (216,490) $   3,635,343  $   19,972,385
                            =============== ============== ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                 1998            1997           1996
                            --------------- -------------- ---------------
Net (loss) income per Limited
  Partnership Interest
  (683,204 issued and
  outstanding) - Basic
  and Diluted               $        (0.32) $        5.32  $        29.23
                            =============== ============== ===============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996


                                  1998            1997           1996
                            --------------- -------------- ---------------
Operating activities:
  Net (loss) income         $     (219,466) $   4,251,167  $   20,642,345
  Adjustments to reconcile
    net (loss) income to
    net cash (used in) or
    provided by operating
    activities:
      Gain on sales of
       properties                              (6,086,360)    (14,608,840)
      Participation in
       income of joint
       ventures with
       affiliates                                              (6,501,382)
      Seller's participation
       in income from
       joint venture                              162,500
      Depreciation of
       properties                               1,141,476       2,487,264
      Amortization of
       deferred expenses                          131,377          73,059
      Provisions for
       investment property
       writedowns                               2,255,673       3,777,000
      Funding of escrows in
       connection with the
       sale of real estate                       (134,526)
      Net change in:
        Accounts and accrued
          interest receivable      163,935        429,165         572,749
        Escrow deposits -
          restricted                25,000
        Prepaid expenses                          469,833          61,716
        Accounts payable             2,843       (344,676)        100,197
        Due to affiliates            9,665        (75,066)         89,242
        Accrued liabilities                      (106,625)          3,074
        Security deposits                        (175,080)       (154,019)
                            ----------------------------------------------
  Net cash (used in) or
    provided by operating
    activities                     (18,023)     1,918,858       6,542,405
                            ----------------------------------------------

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                  1998            1997           1996
                            --------------- -------------- ---------------
Investing activities:
  Capital contribution to
    joint venture with
    an affiliate                            $     (39,705) $      (62,975)
  Distributions from joint
    ventures with affil-
    iates                                       2,112,148      27,509,153
  Improvements to properties                                     (359,039)
  Proceeds from sales of
    properties                                 37,787,530      43,850,000
  Payment of selling costs                     (1,405,574)     (1,202,530)
  Payment of leasing costs                     (1,018,942)
                                            -------------- ---------------
  Net cash provided by
    investing activities                       37,435,457      69,734,609
                                            -------------- ---------------
Financing activities:
  Distributions to
    Limited Partners        $   (5,631,654)   (65,491,727)    (50,413,243)
  Distributions to
    General Partner                (27,595)      (584,605)     (1,620,895)
  Distributions to joint
    venture partner - seller                     (162,500)
                            ----------------------------------------------
  Cash used in financing
    activities                  (5,659,249)   (66,238,832)    (52,034,138)
                            ----------------------------------------------
Net change in cash and
  cash equivalents              (5,677,272)   (26,884,517)     24,242,876
Cash and cash equivalents
  at beginning of year           8,638,754     35,523,271      11,280,395
                            ----------------------------------------------
Cash and cash equivalents
  at end of year            $    2,961,482  $   8,638,754  $   35,523,271
                            =============== ============== ===============

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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in October 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 12 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(c) The Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. In the event the General Partner determined an impairment in value had occurred, and the carrying amount of the real estate asset would not be recovered, a provision was recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considered the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

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

(g) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

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

(k) For financial statement purposes, prior to 1998, the partners were allocated income and losses in accordance with the provisions in the

Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the (loss) income allocations have been adjusted.

(l) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year-ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership Interest.

(m) Certain reclassifications of prior years information were made to conform to the 1998 presentation.

4. Partnership Agreement:

The Partnership was organized in April 1985. The Partnership Agreement provided for the admission of Limited Partners through the sale of up to 1,000,000 Limited Partnership Interests at $250 per Interest, 683,204 of which were sold on or prior to August 1, 1986, the termination date of the offering.

The Partnership Agreement provides for different allocations of profits and losses and cash distributions to Limited Partners depending on whether the investor originally acquiring the Interest was a taxable or tax-exempt entity.

Pursuant to the Partnership Agreement, "Operating Income" of the Partnership is allocated 10% to the General Partner and 90% to the Limited Partners; however, certain components are specially allocated as described in the Partnership Agreement. "Operating Losses" and certain other components are allocated 1% to the General Partner and 99% to the Limited Partners pursuant to terms set forth in the Partnership Agreement. For financial statement purposes, prior to 1998, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the (loss) income allocations have been adjusted.

"Net Cash Receipts" available for distribution were distributed as follows: 90% to Limited Partners, 7.5% to the General Partner as its distributive share from Partnership operations and 2.5% of such "Net Cash Receipts" was paid to the General Partner for allocation to the Repurchase Fund.

At the sole discretion of the General Partner and subject to certain limitations as set forth in the Partnership Agreement, amounts placed in the Repurchase Fund were available to repurchase Interests from Limited Partners. Distributions of "Net Cash Receipts" and "Net Cash Proceeds" pertaining to such repurchased Interests were paid to the Repurchase Fund and were utilized to repurchase additional Interests. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. An amount not to exceed the dollars originally allocated to the Repurchase Fund is obligated to be returned by the Repurchase Fund to the Partnership at liquidation, which will be accounted for as a capital contribution from the General Partner. As of December 31, 1998, there were 19,585 Interests and cash of $2,770,137 in the Repurchase Fund.

The Partnership has disposed of all of its real property investments. The "Net Cash Proceeds" resulting therefrom, which were available for distribution, were distributed to the Tax-exempt Limited Partners in accordance with the Partnership Agreement. Since the required subordination levels as set forth in the Partnership Agreement were not met, the General Partner has not received any distributions of Net Cash Proceeds during the lifetime of the Partnership.

5. Investment Property Writedowns:

(a) During 1996, the Partnership determined that an impairment to the asset value of the Arborland Consumer Mall had occurred. The property was written down to its estimated sales price less closing costs, and a $3,777,000 provision for investment property writedown was recognized. The Partnership sold the Arborland Consumer Mall in October 1997. During 1997, the Partnership recognized an additional provision for investment property writedown of $1,650,516. See Note 11 of Notes to Financial Statements for additional information.

(b) In 1997, the Partnership sold the Bingham Farms Office Plaza - Phase IV. In connection with the sale, the property was written down to its sales price, less closing costs, and a $605,157 provision for investment property writedown was recognized. See Note 11 of Notes to Financial Statements for additional information.

6. Management Agreements:

The Partnership's properties were managed by third party management companies prior to the sale of the properties. These management agreements provided for annual fees of 3% to 6% of gross operating receipts.

7. Seller's Participation in Joint Venture:

The Arborland Consumer Mall was owned by a joint venture between the Partnership and the seller. The property was sold in 1997. See Note 11 of Notes to Financial Statements for additional information. Prior to the sale, the seller retained an interest in the property through its interest in the joint venture. All assets, liabilities, income and expenses of the joint venture were included in the financial statements of the Partnership with the appropriate deduction from income or loss, if any, for the seller's participation in the joint venture. The seller shared in the cash flow of the property only after the Partnership received a preferential distribution. The Partnership made a distribution to the seller of $162,500 during 1997 pursuant to the joint venture agreement, and as a result, the seller was allocated $162,500 of income. The seller did not receive any proceeds from the sale of the property and was not allocated any loss on sale for financial statement purposes. The Partnership made no distribution to the seller in 1996.

8. Investment in Joint Ventures with Affiliates:

(a) In 1986, the Partnership and an affiliate acquired the 1275 K Street Office Building. Profits and losses, all capital contributions and distributions were allocated in accordance with the participants' original funding percentages. The Partnership's sharing percentage was 39.48%. In December 1996, the joint venture sold the property in an all cash sale for $28,300,000. From the proceeds of the sale, the joint venture paid $911,470 in selling costs. Pursuant to the terms of the sale, $2,287,500 of the sale proceeds was retained by the joint venture and was unavailable for distribution until September 1997, at which time the funds were released in full. The Partnership's share of these proceeds was $903,105. For financial statement purposes, the joint venture recognized a loss of $5,028,903 from the sale of this property in 1996, of which $1,924,848 was the Partnership's share. In addition, during 1997 and 1996, the Partnership received distributions from this joint venture totaling $1,123,988 and $11,236,549, respectively.

(b) In 1988, the Partnership and an affiliate acquired the Westech 360 Office Building. Profits and losses, all capital contributions and distributions were allocated in accordance with the participants' original funding percentages. The Partnership's sharing percentage was 43.30%. In December 1996, the joint venture sold the property in an all cash sale for $18,330,000. From the proceeds of the sale, the joint venture paid $477,653 in selling costs. Pursuant to the terms of the sale, $1,395,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until September 1997, at which time the funds were released in full. The Partnership's share of these proceeds was $604,035. For financial statement purposes, the joint venture recognized a gain of $9,904,922 from the sale of this property in 1996, of which $4,288,415 was the Partnership's share. In addition, during 1997 and 1996, the Partnership received distributions from this joint venture totaling $604,035 and $7,560,143, respectively, and made a contribution of $39,705 in 1997.

(c) In 1990, the Partnership and three affiliates acquired the Perimeter 400 Office Center. Profits and losses, all capital contributions and distributions were allocated in accordance with the participants' original funding percentages. The Partnership's sharing percentage was 21.95%. In December 1996, the joint venture sold the property in an all cash sale for $40,700,000. From the proceeds of the sale, the joint venture paid $882,765 in selling costs. Pursuant to the terms of the sale, $1,750,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until September 1997, at which time the funds were released in full. The Partnership's share of these proceeds was $384,125. The joint venture recognized a gain of $12,420,982 from the sale of this property in 1996, of which $2,725,820 was the Partnership's share. In addition, during 1997 and 1996, the Partnership received distributions from this joint venture totaling $384,125 and $8,712,461, respectively, and made contributions of $62,975 in 1996.

The following combined information has been summarized from the financial statements of the joint ventures:

                                                    1996
                                                 ----------
    Net investment in real estate as of
       December 31                                     None
    Total liabilities as of December 31            $200,899
    Total income                                 14,019,918
    Loss before net gain on sales                (6,559,548)
    Net gain on sales                            17,297,001
    Net income                                   10,737,453

9. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles ("GAAP"), differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1998 in the financial statements is $174,157 less than the tax loss for the same period.

10. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/98         12/31/97         12/31/96
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting            $24,298 $14,237  $56,979  $9,696  $19,529 $14,768
    Data processing         2,535     872    5,929    None    2,596    None
    Investment processing    None    None     None    None    8,340    None
    Legal                  11,926   7,360   26,081   4,175   10,885   8,231
    Portfolio management   52,043  31,345  200,556  29,077  121,685  92,017
    Other                   1,201    None   12,778   1,201    5,554   4,200

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner which received no fee for administering the program. However, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $15,835 for 1996.

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

(e) The Arborland Consumer Mall was owned by a joint venture consisting of the Partnership and the seller of the property. In October 1997, the joint venture sold the property in an all cash sale for $7,000,000. In connection with the sale, the purchaser received a credit of $1,625,000 to remedy certain environmental issues at the property. The General Partner believes that the Partnership will have no further liability relating to the environmental issues at the property. From the proceeds of the sale, the joint venture paid $230,303 in selling costs. In the connection with the sale, $109,526 related to tenant reimbursements was placed in escrow at closing and will be held in escrow until such time as payment of these reimbursements are received from the tenants.
The basis of the property was $5,144,697 which is net of accumulated depreciation of $10,632,690. For financial statement purposes, the Partnership recognized a $1,650,516 provision for investment property writedown during 1997 and recognized no gain or loss from the sale of the property. The seller did not receive any sale proceeds and was not allocated any gain or loss from the sale of the property for financial statement purposes.

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

12. Contingency:

The Partnership is currently involved in a lawsuit, Dee vs. Walton Street Capital Acquisition II, LLC, whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice, which dismissal was affirmed by the Illinois Appellate Court. Plaintiffs have filed a further appeal to the Illinois Supreme Court. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.