Form 10-Q
period 1999-03-31
BALCOR EQUITY PENSION INVESTORS III
filed 1999-05-06
CIK 768605

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                1999             1998
                                           --------------   --------------
Cash and cash equivalents                  $   2,928,816    $   2,961,482
Accounts and accrued interest receivable          14,113            8,461
Prepaid expenses                                   1,896
Escrow deposits - restricted                     109,526          109,526
                                           --------------   --------------
                                           $   3,054,351    $   3,079,469
                                           ==============   ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      37,692    $      47,555
Due to affiliates                                 56,111           53,814
                                           --------------   --------------
    Total liabilities                             93,803          101,369
                                           --------------   --------------

Commitments and contingencies

Limited Partners' capital (683,204
  Interests issued and outstanding)            3,557,854        3,575,406
General Partner's deficit                       (597,306)        (597,306)
                                           --------------   --------------
    Total partners' capital                    2,960,548        2,978,100
                                           --------------   --------------
                                           $   3,054,351    $   3,079,469
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)


                                                1999             1998
                                           --------------   --------------
Income:
  Interest on short-term investments       $      38,010    $      57,646
  Other income                                     3,437
                                           --------------   --------------
    Total income                                  41,447           57,646
                                           --------------   --------------
Expenses:
  Administrative                                  58,999          138,000
  Other expense                                                     3,600
                                           --------------   --------------
    Total expenses                                58,999          141,600
                                           --------------   --------------
Net loss                                   $     (17,552)   $     (83,954)
                                           ==============   ==============
Net loss allocated to General Partner              None     $      (2,976)
                                           ==============   ==============
Net loss allocated to Limited Partners     $     (17,552)   $     (80,978)
                                           ==============   ==============
Net loss per Limited Partnership Interest
  (683,204 issued and outstanding)
  - Basic and Diluted                      $       (0.03)   $       (0.12)
                                           ==============   ==============
Distribution to General Partner                    None     $      26,067
                                           ==============   ==============
Distribution to Limited Partners                   None     $   5,617,898
                                           ==============   ==============
Distribution per Limited Partnership
  Interest:
    Taxable                                        None             None
                                           ==============   ==============
    Tax-Exempt                                     None     $        8.86
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)

                                                1999             1998
                                           --------------   --------------
Operating activities:
  Net loss                                 $     (17,552)   $     (83,954)
  Adjustments to reconcile net loss
    to net cash (used in) or provided
    by operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                              (5,652)         147,955
        Prepaid expenses                          (1,896)          (1,914)
        Accounts payable                          (9,863)           1,144
        Due to affiliates                          2,297           10,309
                                           --------------   --------------
  Net cash (used in) or provided by
    operating activities                         (32,666)          73,540
                                           --------------   --------------
Financing activities:
  Distribution to Limited Partners                             (5,617,898)
  Distribution to General Partner                                 (26,067)
                                                            --------------
  Cash used in financing activities                            (5,643,965)
                                                            --------------
Net change in cash and cash equivalents          (32,666)      (5,570,425)
Cash and cash equivalents at beginning
  of period                                    2,961,482        8,638,754
                                           --------------   --------------
Cash and cash equivalents at end of period $   2,928,816    $   3,068,329
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in October 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1999 are:


                                       Paid       Payable
                                    ------------  ---------

   Reimbursement of expenses to
     the General Partner, at cost    $ 10,315     $ 56,111


4. Other Income:

During 1999, the Partnership received $3,437 representing a refund of real estate taxes related to the Green Trails Apartments, which was sold in 1996. This amount has been recognized as other income for financial statement purposes.

5. Contingency:

The Partnership was involved in a lawsuit, Dee vs. Walton Street Capital Acquisition II, LLC, whereby the Partnership, the General Partner and certain third parties were named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The action has been dismissed with prejudice, which dismissal was affirmed by the Appellate Court of Illinois. Plaintiffs filed a further appeal to the Illinois Supreme Court. The Illinois Supreme Court has issued a ruling in which it has declined to hear the appeal. As a result, the Appellate Court of Illinois dismissed the case on April 22, 1999.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-III A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $170,801,000 through the sale of Limited Partnership Interests. The Partnership funded four first mortgage loans, two of which were jointly funded with affiliates, and acquired five real property investments and a minority joint venture interest with an affiliate in another real property investment. As of March 31, 1999, the Partnership has no loans outstanding or properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1998 for a more complete understanding of the Partnership's financial position.

Operations
----------
Summary of Operations
---------------------

The operations of the Partnership in 1999 and 1998 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. As a result of lower administrative expenses in 1999, the Partnership's net loss decreased during the quarter ended March 31, 1999 as compared to the same period in 1998. The decrease in the net loss was partially offset by lower interest income earned on short-term investments. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Discussions of fluctuations between 1999 and 1998 refer to the quarters ended March 31, 1999 and 1998.

As a result of higher average cash balances in 1998 due to the distribution to Limited Partners in January 1998 and lower interest rates in 1999, interest income on short-term investments decreased during 1999 as compared to 1998.

During the first quarter of 1999, the Partnership received $3,437 representing a refund of real estate taxes related to the Green Trails Apartments, which was sold in 1996. This amount has been recognized as other income for financial statement purposes.

Primarily due to a decrease in accounting and investor processing fees, administrative expenses decreased during 1999 as compared to 1998.

During March 1998, the Partnership recognized other expense of $3,600 related to the settlement of a dispute with a vendor at the Erindale Centre Shopping Center.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $33,000 as of March 31, 1999 as compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in October 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise. See "Item 1. Legal Proceedings" for additional information.

The Partnership sold the Arborland Consumer Mall in October 1997. In connection with the sale, $109,526 related to tenant reimbursements was placed in escrow at closing and will be held in escrow until such time as the buyer receives reimbursement from the tenants. The Partnership expects to receive the full amount of the escrow.

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

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of March 31, 1999, there were 19,585 Interests and cash of $2,770,137 in the Repurchase Fund.

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Limited Partners in 1996 and 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

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

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

The Illinois Supreme Court has issued a ruling in which it has declined to hear the appeal filed by the plaintiffs in the Dee vs. Walton Street Capital Acquisition II, LLC case. As a result, the Appellate Court of Illinois dismissed the case on April 22, 1999. This case will be deleted from all future reports of the Partnership.

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

(10) Material Contracts:

(a) Agreement of Sale and attachment thereto relating to the sale of Belmont Apartments, Renton, Washington, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated May 16, 1997, is incorporated herein by reference.

(b)(i) Agreement of Sale and attachment thereto relating to the sale of the Erindale Centre Shopping Center, Colorado Springs, Colorado, previously filed as Exhibit (2)(i) to the Registrant's Current Report on Form 8-K dated June 2, 1997, is incorporated herein by reference.

(b)(ii) First Amendment to Agreement of Sale relating to the sale of the Erindale Centre Shopping Center, Colorado Springs, Colorado, previously filed as Exhibit (2)(ii) to the Registrant's Current Report on Form 8-K dated June 2, 1997, is incorporated herein by reference.

(b)(iii) Second Amendment to Agreement of Sale relating to the sale of the Erindale Centre Shopping Center, Colorado Springs, Colorado, previously filed as Exhibit (99)(a) to the Registrant's Current Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of Arborland Consumer Mall, Ann Arbor, Michigan, previously filed as Exhibit
(2)(a) to the Registrant's Current Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(c)(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Arborland Consumer Mall, Ann Arbor, Michigan, previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated June 17, 1997, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1999 is attached hereto.

(b) Reports on Form 8-K: No Reports were filed on Form 8-K during the quarter ended March 31, 1999.

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



                        By:  /s/Jayne A. Kosik
                             -----------------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief Financial
                             Officer (Principal Accounting and Financial
                             Officer) of Balcor Equity Partners - III, the General Partner



Date: May 6, 1999
      -----------