Form 10-Q
period 1999-09-30
BALCOR EQUITY PENSION INVESTORS III
filed 1999-11-04
CIK 768605

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1999
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                               1999             1998
                                           --------------   -------------
Cash and cash equivalents                  $   2,950,680    $  2,961,482
Accrued interest receivable                        5,986           8,461
Escrow deposits - restricted                                     109,526
                                           --------------   -------------
                                           $   2,956,666    $  3,079,469
                                           ==============   =============


                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      41,753    $     47,555
Due to affiliates                                 61,470          53,814
                                           --------------   -------------
    Total liabilities                            103,223         101,369
                                           --------------   -------------

Commitments and contingencies

Limited Partners' capital (683,204
  Interests issued and outstanding)            3,450,749       3,575,406
General Partner's deficit                       (597,306)       (597,306)
                                           --------------   -------------
    Total partners' capital                    2,853,443       2,978,100
                                           --------------   -------------
                                           $   2,956,666    $  3,079,469
                                           ==============   =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1999 and 1998
                                  (Unaudited)


                                               1999             1998
                                           --------------   -------------
Income:
  Interest on short-term investments       $     103,611    $    139,642
  Other income                                     3,437          12,457
                                           --------------   -------------
    Total income                                 107,048         152,099
                                           --------------   -------------
Expenses:
  Administrative                                 192,573         307,288
  Other expense                                   39,132
                                           --------------   -------------
    Total expenses                               231,705         307,288
                                           --------------   -------------
Net loss                                   $    (124,657)   $   (155,189)
                                           ==============   =============
Net loss allocated to General Partner               None    $     (2,976)
                                           ==============   =============
Net loss allocated to Limited Partners     $    (124,657)   $   (152,213)
                                           ==============   =============
Net loss per Limited Partnership Interest
  (683,204 issued and outstanding) -
  Basic and Diluted                        $       (0.18)   $      (0.22)
                                           ==============   =============
Distribution to General Partner                     None    $     27,595
                                           ==============   =============
Distribution to Limited Partners                    None    $  5,631,654
                                           ==============   =============
Distribution per Limited Partnership
  Interest:
    Taxable                                         None    $       0.28
                                           ==============   =============
    Tax-Exempt                                      None    $       8.86
                                           ==============   =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1999 and 1998
                                  (Unaudited)


                                                1999             1998
                                           --------------   -------------
Income:
  Interest on short-term investments       $      29,888    $     44,235
  Other income                                                    12,457
                                           --------------   -------------
    Total income                                  29,888          56,692
                                           --------------   -------------
Expenses:
  Administrative                                  60,196          64,077
  Other expense                                   39,132
                                           --------------   -------------
    Total expenses                                99,328          64,077
                                           --------------   -------------
Net loss                                   $     (69,440)   $     (7,385)
                                           ==============   =============
Net loss allocated to General Partner               None            None
                                           ==============   =============
Net loss allocated to Limited Partners     $     (69,440)   $     (7,385)
                                           ==============   =============
Net loss per Limited Partnership Interest
  (683,204 issued and outstanding) -
  Basic and Diluted                        $       (0.10)   $      (0.01)
                                           ==============   =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1999 and 1998
                                  (Unaudited)


                                               1999             1998
                                           --------------   -------------
Operating activities:
  Net loss                                 $    (124,657)   $   (155,189)
  Adjustments to reconcile net loss to
    net cash (used in) or provided by
    operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                               2,475         143,566
        Escrow deposits - restricted              39,132          25,000
        Accounts payable                          (5,802)        (28,793)
        Due to affiliates                          7,656          30,218
                                           --------------   -------------
  Net cash (used in) or provided by
    operating activities                         (81,196)         14,802
                                           --------------   -------------
Investing activity:
  Release of escrow in connection with the
    sale of real estate                           70,394
                                           --------------
  Cash provided by investing activity             70,394
                                           --------------
Financing activities:
  Distribution to Limited Partners                            (5,631,654)
  Distribution to General Partner                                (27,595)
                                                            -------------
  Cash used in financing activities                           (5,659,249)
                                                            -------------
Net change in cash and cash equivalents          (10,802)     (5,644,447)
Cash and cash equivalents at beginning
  of period                                    2,961,482       8,638,754
                                           --------------   -------------
Cash and cash equivalents at
  end of period                            $   2,950,680    $  2,994,307
                                           ==============   =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1999, and all such adjustments are of a normal and recurring nature.

(b) A reclassification has been made to the previously reported 1998 financial statements in order to provide comparability with the 1999 statements. This reclassification has not changed the 1998 results.

2. Partnership Termination:

The partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events. The Partnership sold its final real estate investment in October 1997. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. As previously reported, the Sandra Dee case was dismissed by the Illinois Supreme Court in April 1999. The Madison Partnership litigation was filed in May 1999. The second Sandra Dee case was filed June 1, 1999 and served on August 16, 1999. See Note 6 of Notes to Financial Statements for additional information regarding the Madison Partnership/Dee litigation. Despite the existence of the Madison Partnership/Dee litigation, the Partnership currently plans to dissolve in December 1999 and distribute remaining cash reserves (including any allocable share of the Repurchase Fund) to the partners in accordance with the partnership agreement. In the event that a new contingency (such as a lawsuit) arises during 1999, the Partnership may not be dissolved and may continue in existence until such new contingency is resolved. The Partnership does not consider the Madison Partnership/Dee case to be a matter that would preclude the dissolution of the Partnership in 1999.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1999 are:


                                             Paid
                                    -----------------------
                                     Nine Months    Quarter   Payable
                                    -------------  --------- ---------
     Reimbursement of expenses to
       the General Partner, at cost     $ 23,906    $ 3,651  $ 61,470

4. Other Income:

During the first quarter of 1999, the Partnership received $3,437 representing a refund of real estate taxes related to the Green Trails Apartments, which was sold in 1996. This amount has been recognized as other income for financial statement purposes.

5. Other Expense:

In October 1997, the Partnership sold the Arborland Consumer Mall. At closing, $109,526 of the sale proceeds was placed in escrow until certain tenant reimbursement issues were resolved. During August 1999, the escrow was released and the Partnership received $70,394. The buyer of the property received the remaining escrow amount of $39,132 to settle outstanding tenant issues. This amount has been recognized as other expense for financial statement purposes.

6. Contingency:

In May 1999, a lawsuit was filed against the Partnership, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the Partnership and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. On June 1, 1999, a second lawsuit was filed and was served on August 16, 1999, Sandra Dee vs. The Balcor Company, et al. The Dee complaint is virtually identical to the Madison Partnership complaint and on September 20, 1999 was consolidated into the Madison Partnership case. The defendants intend to vigorously contest these actions. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of these actions will impact the remaining cash reserves of the Partnership.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-III A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1985 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $170,801,000 through the sale of Limited Partnership Interests. The Partnership funded four first mortgage loans, two of which were jointly funded with affiliates, and acquired five real property investments and a minority joint venture interest with an affiliate in another real property investment. As of September 30, 1999, the Partnership has no loans outstanding or properties remaining in its portfolio.

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

Operations
----------
Summary of Operations
---------------------

The operations of the Partnership in 1999 and 1998 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. In addition, the Partnership recognized other expense during the third quarter of 1999 in connection with the settlement of outstanding tenant issues at the Arborland Consumer Mall. Primarily as a result of lower administrative expenses in 1999, the Partnership's net loss decreased during the nine months ended September 30, 1999 as compared to the same period in 1998. The decrease in the net loss was partially offset by lower interest income earned on short-term investments and the other expense recognized. Primarily as a result of lower interest income earned on short-term investments and the other expense, the Partnership's net loss increased during the quarter ended September 30, 1999 as compared to the same period in 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Unless otherwise noted, discussions of fluctuations between 1999 and 1998 refer to the nine months and quarters ended September 30, 1999 and 1998.

As a result of lower average interest rates in 1999 and higher cash balances in 1998 prior to the distribution to Limited Partners in January 1998, interest income on short-term investments decreased during 1999 as compared to 1998.

During the first quarter of 1999, the Partnership received $3,437 representing a refund of real estate taxes related to the Green Trails Apartments, which was sold in 1996. During the third quarter of 1998, the Partnership received $12,457 representing its share of a refund of real estate taxes related to the Perimeter 400 Office Building, which was owned by a joint venture consisting of the Partnership and three affiliates and was sold in 1996. These amounts have been recognized as other income for financial statement purposes.

During 1999, the Partnership recognized other expense of $39,132 in connection with the settlement of outstanding tenant issues at the Arborland Consumer Mall. See Note 5 of Notes to Financial Statements for additional information.

Primarily due to a decrease in accounting, portfolio management and investor processing fees, administrative expenses decreased during 1999 as compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $11,000 as of September 30, 1999 as compared to December 31, 1998. Operating activities used cash of approximately $81,000 for the payment of administrative expenses, which were partially offset by interest income earned on short-term investments. Investing activities generated cash of approximately $70,000 from the receipt of restricted escrow deposits associated with the Arborland Consumer Mall.

The partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events. The Partnership sold its final real estate investment in October 1997. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. As previously reported, the Sandra Dee case was dismissed by the Illinois Supreme Court in April 1999. The Madison Partnership and the new Sandra Dee litigation, described in Part II, Item 1, of this report, were filed in May 1999 and June 1999, respectively. Despite the existence of the Madison Partnership/Dee litigation, the Partnership currently plans to dissolve in December 1999 and distribute remaining cash reserves (including any allocable share of the Repurchase Fund) to the partners in accordance with the partnership agreement. In the event that a new contingency (such as a lawsuit) arises during 1999, the Partnership may not be dissolved and may continue in existence until such new contingency is resolved. The Partnership does not consider the Madison Partnership/Dee case to be a matter that would preclude the dissolution of the Partnership in 1999. As a result of the pending dissolution of the Partnership, the general partner has suspended transfer of limited partnership interests in the Partnership. Certain transfers which are not for value (such as death, divorce, change of custodian or other estate planning) will continue to be permitted. In the event that dissolution of the Partnership does not occur during 1999, the Partnership will allow transfers of limited partnership interests to occur commencing in January 2000.

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

In October 1997, the Partnership sold the Arborland Consumer Mall. At closing, $109,526 of the sale proceeds was placed in escrow until certain tenant reimbursement issues were resolved. During August 1999, the escrow was released and the Partnership received $70,394. The buyer of the property received the remaining escrow amount of $39,132 to settle outstanding tenant issues.

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of September 30, 1999, there was cash of $2,770,137 in the Repurchase Fund.

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

The Partnership's plan to determine the Year 2000 compliance status of its key vendors has involved soliciting information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has received the surveys from each of these vendors. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and is relying on statements from these vendors without independent verification, these surveys, testing of systems, where applicable and discussions with the key vendors performing services for the Partnership indicate that the key vendors are substantially Year 2000 compliant as of September 30, 1999. The Partnership will continue to monitor the Year 2000 compliance of its key vendors during the fourth quarter of 1999. In addition, the Partnership has developed a contingency plan in the event of non-compliance by these key vendors in the Year 2000. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

                      BALCOR EQUITY PENSION INVESTORS-III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et
----------------------------------------------------------------------------
al.
---

On May 7, 1999, a proposed class action complaint was filed, and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 06972). The general partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one other limited partnerships are referred to herein as the "Affiliated Partnerships". Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. On July 14, 1999, the defendants filed a Motion to Dismiss the complaint. A hearing date on the motion has not yet been set. On September 20, 1999 the Sandra Dee case described below was consolidated with this case. Future reports to investors will report only the consolidated case.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

Sandra Dee vs. The Balcor Company, et al.
-----------------------------------------

On June 1, 1999, a proposed class action complaint was filed, and on August 16, 1999 was served on the defendants, Sandra Dee vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08123). The general partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one other limited partnerships are referred to herein as the "Affiliated Partnerships". This complaint is identical in all material respects to the Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company et al complaint filed in May 1999. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated

Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. The defendants filed on September 15, 1999 a motion to consolidate this case with the Madison Partnership case. On September 20, 1999, the motion was granted and this case was consolidated with the Madison Partnership case. Future reports to investors will report only the consolidated case. On September 15, 1999, the defendants also filed a Motion to Dismiss the complaint.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The defendants believe that they have meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1999 is attached hereto.

(b) Reports on Form 8-K: No Reports were filed on Form 8-K during the quarter ended September 30, 1999.

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



Date: November 4, 1999
      ----------------